Form 10-Q
period 2010-06-30
57th Street General Acquisition Corp
filed 2010-08-13
CIK 1476719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to_________________

Commission File Number: 000-53977

57th Street General Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1215274
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 35th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	(212) 409-2434

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No☐

As of August 1, 2010 the registrant had 6,062,556 shares of Common Stock outstanding.

57th Street General Acquisition Corp.
(a development stage company)
BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash	$491,687	$8,083
Prepaid expenses	84,640	-
	576,327	8,083

Deferred offering costs	-	72,524
Investments held in Trust Account	54,478,661	-

Total assets	$55,054,988	$80,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$32,626	$49,600

Deferred underwriting compensation	600,193	-
Deferred legal fees related to the offering	100,000	-
Note payable, stockholder	-	10,000

Total liabilities	732,819	59,600

Commitments and contingencies (see Note E)

Common stock subject to possible redemption, 4,801,544 shares (at redemption value)	47,939,147	-

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 6,062,556 shares issued and outstanding (which includes 4,801,544 shares subject to possible redemption)	606	64
Additional paid-in capital	6,402,153	24,936
Deficit accumulated during development stage	(19,737)	(3,993)

Total stockholders' equity	6,383,022	21,007

Total liabilities and stockholders' equity	$55,054,988	$80,607

The accompanying notes are an integral part of the unaudited financial statements.

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Six Months	October 29, 2009
	Ended	Ended	(date of inception) to
	June 30, 2010	June 30, 2010	June 30, 2010

Revenue	$-	$-	$-
General and administrative expenses	15,052	18,102	22,095
Loss from operations	(15,052)	(18,102)	(22,095)

Other Income
Interest income	2,358	2,358	2,358

Net loss attributable to common shares not subject to possible redemption	$(12,694)	$(15,744)	$(19,737)

Weighted average number of common shares outstanding, basic and diluted	2,770,548	1,710,607	1,409,787

Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited financial statements.

57th Street General Acquisition Corp.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from October 29, 2009 (date of inception) to
June 30, 2010

	Common Stock			Deficit accumulated during	Total
	Shares	Amount $.0001 par	Additional paid-in capital	development stage	stockholders' equity
Sale of common stock issued to initial stockholder on October 30, 2009 at $.039 per share	638,889	$64	$24,936	$-	$25,000

Net loss attributable to common stockholder not subject to possible redemption	-	-	-	(3,993)	(3,993)

Balance at December 31, 2009	638,889	64	24,936	(3,993)	21,007

Sale of 5,000,000 units, net of underwriters’ discount and offering expenses (including 4,400,000 shares subject to possible redemption)	5,000,000	500	48,093,316		48,093,816

Sale of 456,300 units pursuant to underwriter's over allotment, net of underwriters’ discount and offering expenses (including 401,544 shares subject to possible redemption)	456,300	45	4,373,048		4,373,093

Forfeiture of sponsor shares in connection with the underwriter's election to not exercise its over-allotment option in full	(32,633)	(3)			(3)

Net proceeds subject to possible redemption of 4,801,544 shares at redemption value	-	-	(47,939,147)		(47,939,147)

Sale of private placement warrants	-	-	1,850,000		1,850,000

Net loss attributable to common shares not subject to possible redemption	-	-	-	(15,744)	(15,744)

Balance at June 30, 2010 Unaudited	6,062,556	$606	$6,402,153	$(19,737)	$6,383,022

The accompanying notes are an integral part of the unaudited financial statements.

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF CASH FLOW
(Unaudited)

		October 29, 2009
	Six Months	(date of
	Ended	inception) to
	June 30, 2010	June 30, 2010
Cash Flows from Operating Activities
Net loss	$(15,744)	$(19,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(84,640)	(84,640)
(Decrease) increase in accounts payable and accrued expenses	(16,974)	32,626
Net cash used in operating activities	(117,358)	(71,751)

Cash Flows from Investing Activities:
Investments held in Trust Account	(54,478,661)	(54,478,661)

Cash Flows from Financing Activities
Payment of note payable, stockholder	(10,000)	-
Proceeds from issuance of stock to initial stockholder	-	25,000
Proceeds from public offering	54,563,000	54,563,000
Proceeds from issuance of warrants	1,850,000	1,850,000
Payment of offering costs	(1,323,377)	(1,395,900)

Net cash provided by financing activities	55,079,623	55,042,100

Net increase in cash	483,604	491,688

Cash at beginning of the period	8,083	-

Cash at end of the period	$491,687	$491,688

Supplemental Disclosure of cash flow information:
Cash paid for taxes	$837	$837

Supplemental Disclosure of Non-cash transactions:
Deferred underwriter's compensation	$600,193	$600,193
Deferred legal fees related to the offering	$100,000	$100,000

The accompanying notes are an integral part of the unaudited financial statements.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
57th Street General Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on October 29, 2009. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company had not then identified (“Business Transaction”). The Company has neither engaged in any operations nor generated any income to date. The Company intends to focus on identifying a prospective target business or asset with which to consummate a Business Transaction.

The Company is considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

All activity through June 30, 2010 relates to the Company’s formation and initial public offering (“Offering”) described below.

The registration statement for the Offering was declared effective May 19, 2010. The Company consummated the Offering on May 25, 2010 and received net proceeds of approximately $48,816,340, before deducting deferred underwriting compensation of $550,000 and $100,000 for the purchase of 200,000 warrants by the underwriter.

On May 28, 2010, the Company consummated the closing of an additional 456,300 units pursuant to the exercise of the underwriters' over-allotment option as part of the Offering and received net proceeds of $4,423,286 before deducting deferred underwriting compensation of $50,193.

Total gross proceeds to the Company from the 5,456,300 units sold in the offering (including the 456,300 Units sold pursuant to the over-allotment option) were $54,563,000.

On May 25, 2010, 57th Street GAC LLC. (the “Sponsor”) and the underwriters of the Offering purchased 3,700,000 warrants to purchase up to 3,700,000 shares of common stock (“Sponsor Warrants”) from the Company for $1,850,000. The Sponsor Warrants are identical to the warrants sold in the Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; (ii) are not subject to being called for redemption; and (iii) with respect to Sponsor Warrants held by the underwriters and beneficially owned by Mark Klein as a result of being a member of the Sponsor, will expire May 19, 2015, or earlier upon redemption or liquidation.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Transaction. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Transaction.

On May 25, 2010, $50,000,000 from the Offering and Sponsor Warrants was placed in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Transaction or (ii) the distribution of the Trust Account as described below. On May 28, 2010, an additional $4,476,303 representing Offering proceeds from the partial exercise of the underwriter’s over-allotment option was deposited in the Trust Account. On May 28, 2010, the Sponsor forfeited 32,633 shares of common stock back to the Company. All shares and per share data in the financial statements have been adjusted to give effect to the forfeiture. As of June 30, 2010 total of $54,476,303 (including the proceeds from the sale of the Sponsor Warrants for $1,850,000 to the Company’s sponsor and the underwriters of the Offering) has been placed in trust.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, may not submit the transaction for stockholder approval. The Company will submit the Business Transaction for stockholder approval if such approval is required by law, or if the Company elects to do so for other business or legal reasons.  If no stockholder approval is sought, the Company will proceed with a Business Transaction if it is approved by its board of directors and less than 88% of the public stockholders exercise their redemption rights pursuant to a tender offer conducted by the Company.  Only in the event that the Company seeks stockholder approval in connection with its initial Business Transaction, the Company will proceed with a Business Transaction only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Transaction. However, the Company's sponsor’s, officers’, directors’ or their affiliates’ participation in privately-negotiated transactions solely in the event the Company seeks stockholder approval), if any, could result in the approval of a Business Transaction even if a majority of the Company’s public stockholders either vote against, or indicate their intention to vote against, such Business Transaction. In connection with such a vote, if a Business Transaction is approved and consummated, stockholders electing to redeem their shares of common stock for a pro-rata portion of the Trust Account would be treated as follows:  (i) public stockholders voting against the Business Transaction and electing to redeem shares of common stock will be entitled to receive a per share pro rata portion of the Trust Account (excluding interest and net of taxes) and (ii) public stockholders voting in favor of the Business Transaction and electing to redeem shares of common stock will be entitled to receive a per share pro rata portion of the Trust Account (together with interest thereon but net of taxes). These shares have been recorded at a fair value and were classified as temporary equity upon the completion of the proposed Business Transaction, in accordance with FASB ASC 480-10. The Sponsor has agreed, in the event the Company seeks stockholder approval of its Business Transaction, to vote its initial shares in favor of approving a Business Transaction. The Sponsor and the Company’s officers and directors have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of a Business Transaction submitted to the Company’s stockholders for approval.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

The Company’s Sponsor, officers and directors have agreed that the Company will only have 15 months from May 19, 2010 to consummate its initial Business Transaction.  If the Company does not consummate its Business Transaction within such 15 month period, it shall (i) cease all operations except for the purposes of winding up; (ii) redeem 100% of the Company’s  public shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after the redemption be distributed to the former public stockholders and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor has waived its right to participate in any redemption with respect to its initial shares. However, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in the Offering or in the aftermarket, they will be entitled to a pro rata share of the Trust Account upon the Company’s dissolution and liquidation in the event the Company does not consummate a Business Transaction within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company selected December 31 as its fiscal year end.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At June 30, 2010, the Company had not commenced any operations nor generated revenue to date, other than interest on the trust fund balance. All activity through June 30, 2010 relates to the Company’s formation and the Offering.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2010, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Restricted cash equivalents held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. The funds held in the Trust Account are invested primarily in United States Treasury Securities. The Company considers Treasury Bills with a maturity of 3 months or less to be cash equivalents.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S25-1,”Expenses of Offering.”

Securities held in Trust Account

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.”  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance of $8,000 as of June 30, 2010 which fully offsets the deferred tax asset of $8,000 at that date. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $20,000 that are not immediately deductible. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

Effective October 29, 2009, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of June 30, 2010. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company is subject to income tax examinations by major taxing authorities since inception. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2010. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended June 30, 2010

Recently issued accounting standards

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material impact on its financial position and results of operations.

NOTE C—INITIAL PUBLIC OFFERING

Between May 25, 2010 and May 28, 2010, the Company sold to the public 5,456,300 units (including the 456,300 units sold pursuant to the over-allotment option) at $10 per unit (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on the later of (a) May 19, 2011 or (b) the completion of a Business Transaction, and will expire five (5) years from the date of the consummation of the Business Transaction. The Warrants may be redeemed by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

NOTE D—RELATED PARTY TRANSACTIONS

The Company issued a $10,000 unsecured promissory note to the sponsor on November 10, 2009. The note, which was paid from proceeds of the Offering in May 2010, was non-interest bearing and was payable on the earlier of December 31, 2010 or the consummation of the Proposed Offering. Due to the short-term nature of the note, the fair value as of December 31, 2009 of the note approximates its carrying amount of $10,000.   Had the promissory note remained unpaid past maturity, it would bear interest at 5% per annum until paid.

On November 6, 2009, the Company issued to the Sponsor (i) 638,889 shares of restricted common stock (up to 83,333 of which were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full), for an aggregate amount of $25,000 in cash.  The purchase price for each share of common stock was approximately $0.039 per share.  The Sponsor agreed that these shares of common stock will not be sold or transferred until one year following consummation of a Business Transaction, subject to certain limited exceptions. On May 28, 2010, the Sponsor forfeited 32,633 of these shares in connection with the underwriter’s partial exercise of their over-allotment option.

From January 1 through June 30, 2010, an officer paid vendor bills on behalf of the Company in the aggregate amount of $5,051, which was due on demand without interest. The balance was repaid from the proceeds of the Offering in May 2010.

The Sponsor and underwriters of the Offering agreed to purchase 3,700,000 Sponsor Warrants in a private placement, prior to the consummation of the Offering at a price of $0.50 per warrant (a purchase price of $1,850,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.50 per warrant for such warrants exceeded the fair value of such warrants on the date of the purchase. The valuation was based on comparable initial public offerings. The holders have agreed that the Sponsor Warrants will not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. If the Company does not complete a Business Transaction, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants will expire worthless. The Company classified the Sponsor Warrants within permanent equity as additional paid-in capital in accordance with FASB ASC. 815-40.

The Sponsor and the underwriters will be entitled to registration rights pursuant to a registration rights agreement. Such persons will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to its shares of common stock, the Sponsor Warrants and the common stock underlying the Sponsor Warrants, commencing on the date such common stock or Sponsor Warrants are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

NOTE E—COMMITMENTS AND CONTINGENCIES

A contingent fee payable to the underwriters of the Offering equal to 1.10% of the gross proceeds from the sale of the Units sold in the Offering will become payable from the amounts held in the trust account solely in the event the Company consummates its initial Business Transaction.

The Company was obligated to its legal counsel for certain fees and expenses related to the Offering.  In connection therewith, the Company and its counsel have agreed that payment of $100,000 of such legal fee will be deferred until, and payable only in the event of, the Company’s consummation of its Business Transaction.  Additionally, in consideration of such deferral and solely upon the consummation of a Business Transaction, the Company agreed to issue its legal counsel 35,000 warrants on the same terms as the Sponsor Warrants.

NOTE F—INVESTMENT IN TRUST ACCOUNT

Subsequent to the Offering, an amount of $54,476,303 (including $600,193 of deferred underwriters fee and $100,000 of deferred legal fees), of the net proceeds of the Offering was deposited in an interest-bearing trust account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.

As of June 30, 2010, investment securities in the Company’s Trust Account consist of $54,478,005 in United States Treasury Bills and another $656 is held as cash in the account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at June 30, 2010 are as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$54,478,005	$3,363	$54,474,642

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to June 30, 2010

NOTE G—FAIR VALUE MEASUREMENTS

The Company adopted ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$54,474,642	$54,474,642	—	—

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2010, the Company has not issued shares of preferred stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of our Registration Statement File No. 333-163134; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

57th Street General Acquisition Corp. is a newly-organized, blank check company in the development stage, formed on October 29, 2009 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction an unidentified operating business or assets.  We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business transaction.  We are actively seeking merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction

We will seek to capitalize on the significant strength of our management team. Each of our executive officers, directors and members of our advisory board has over 20 years of experience advising, acquiring, financing and selling private and public companies in a variety of industries and has prior experience with a blank check company. We believe that our extensive contacts and sources, ranging from private and public company contacts, private equity funds, and investment bankers to attorneys, accountants and business brokers, will allow us to generate acquisition opportunities. In addition, our executive officers and the majority of our directors and members of our advisory board were officers or directors of a blank check company, Alternative Asset Management Acquisition Corp., or AAMAC, which on August 7, 2007 conducted a successful initial public offering and subsequently on July 31, 2009 consummated a business combination with Great American Group, Inc. (OTCBB:GAMR).

We do not have any specific initial business transaction under consideration although we are actively searching for a target business. We will use the same disciplined approach that our management team has used in the past when acquiring target businesses.

We presently have no revenue, have had losses since inception from incurring administrative costs of government compliance for a public company, have no operations other than the active solicitation of an acquisition target and have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

We intend to use cash from the proceeds of our initial public offering, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business transaction. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of investors in our initial public offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;
•
may likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we incur substantial debt, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions;
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;
•	our inability to pay dividends on our common stock;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to the closing of our initial public offering has been in preparation of that event. Since the completion and closing of our initial public offering, we have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the six months ended June 30, 2010, we had net (loss) of $15,744 consisting of expenses of $18,102 offset by interest earned in the trust fund of $2,358. All of the interest was earned during the three months ended June 30, 2010. Expenses during the three months ended June 30, 2010 were $15,052.

Related Party Transactions

Our sponsor, 57th Street GAC Holdings, LLC and Mark D. Klein, one of our executive officers, have loaned and advanced to us an aggregate of $15,051 through May 25, 2010, to pay a portion of our expenses related to our initial public offering, such as SEC filing fees, FINRA filing fees and legal and accounting fees and expenses. The loan was payable without interest on the earlier of December 31, 2010 or the closing of our initial public offering. We repaid this loan from the proceeds of this offering that was not placed in the trust account.

Mark D. Klein, our chairman, chief executive officer and president, and Paul D. Lapping, our chief financial officer, treasurer, secretary and director, have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement reduce the amounts in the trust account to below approximately $9.98, except as to any claims by a third party who executed a waiver and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Klein and Lapping will not be responsible to the extent of any liability for such third party claims.

In addition, in the event we are forced to liquidate and do not have sufficient funds from our remaining assets outside of the trust account, our sponsor has agreed to advance us the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to our public stockholders (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses.

Liquidity and Capital Resources

As of June 30, 2010 we had $491,687 in a bank account which is available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition of or merger. Out of the proceeds of our initial public offering which remained available outside of the trust account, we obtained Officers and Directors insurance covering a 15 month period from May 19, 2010 through August 19, 2011 at a cost of $93,265 with a prepaid balance at June 30, 2010 of $84,640.

Our initial public offering provided us with $600,962 of working capital after transferring $54,476,303 into the trust account. For the six months ended June 30, 2010 we used cash of $117,358 in operating activities which was largely attributable to an increase in prepaid expenses of $84,640 resulting from a payment of $93,265 for the premium on a 15 month officer and director policy together with a net loss for the period of $15,744 and reduction of accounts payable and accruals of $16,974 resulting in a net increase in cash of $483,604. Adding the net cash increase of $483,604 to the cash we started with at January 01, 2010 of $8,083 we ended the period at June 30, 2010 with a cash balance of $491,687.

We intend to use substantially all of the funds held in the trust account (net of taxes), to consummate our initial business transaction. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We believe that the $491,687 not held in trust as of June 30, 2010 will be sufficient to allow us to operate until August 19, 2011. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the property and asset locations of prospective target businesses, reviewing corporate, title, environmental, financial documents and material agreements regarding prospective target businesses, audit fees and structuring, negotiating and consummating the business transaction. In order to meet our working capital needs following the consummation of our initial public offering, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his or her sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.50 per warrant at the option of the lender.  The warrants would be identical to the insider warrants.  The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.

We estimate that we will incur approximately:

•	$100,000 of expenses for the due diligence (excluding accounting and legal due diligence) of prospective target businesses by our officers, directors and sponsor;
•	$200,000 of legal and accounting expenses attendant to the due diligence investigations, structuring and negotiating of an initial business transaction;
•	$30,000 reserve for liquidation expenses; and
•
$160,000 that will be used for other miscellaneous expenses and reserves, audit fees, as well as stock transfer agent expenses. (In June 2010 we paid a premium of approximately $95,000 for a 15 month policy for director and officer liability insurance.)

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business transaction, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business transaction and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds until the consummation of our initial business transaction to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction.

We have evaluated the appropriate accounting treatment for the insider warrants and the warrants attached to the public units. As we are not required to net-cash settle such warrants under any circumstances, including when we are unable to maintain sufficient registered shares to settle such warrants, the terms of the warrants satisfy the applicable requirements of FASB ASC 815, which provides guidance on identifying those contracts that should not be accounted for as derivative instruments, in accordance with FASB ASC 815. Accordingly, we intend to classify such instruments within permanent equity as additional paid-in capital.

We believe the purchase price of the insider warrants is greater than the fair value of such warrants.  Therefore, we will not be required to incur a compensation expense in connection with the purchase by our sponsors of the insider warrants.

Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, the Company’s management, including its principal executive officer and its principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded no such changes during the period covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.EXHIBITS.

(a)   Exhibits.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010		57th Street General Acquisition Corp.

	By:	/s/ Paul Lapping
Paul Lapping
Chief Financial Officer