Form 10-Q
period 2010-09-30
57th Street General Acquisition Corp
filed 2010-11-12
CIK 1476719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
☑ Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes            ☐ No

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

As of November 1, 2010 the registrant had 6,062,556 shares of Common Stock outstanding.

57th Street General Acquisition Corp.
(a development stage company)
BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Current assets
Cash	$456,025	$8,083
Prepaid expenses	65,987	-
	522,012	8,083

Deferred offering costs	-	72,524
Investments held in Trust Account	54,486,956	-

Total assets	$55,008,968	$80,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$31,378	$49,600

Deferred underwriting compensation	600,193	-
Deferred legal fees related to the offering	100,000	-
Note payable, stockholder	-	10,000

Total liabilities	731,571	59,600

Commitments and contingencies (see Note E)

Common stock subject to possible redemption, 4,801,544 shares (at redemption value)	47,939,147	-

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $.0001 par value, 100,000,000 shares authorized; 6,062,556 shares issued and outstanding at September 30, 2010 (which includes 4,801,544 shares subject to possible redemption) and; 638,889 shares issued and outstanding at December 31, 2009	606	64

Additional paid-in capital	6,402,153	24,936

Deficit accumulated during development stage	(64,509)	(3,993)

Total stockholders' equity	6,338,250	21,007

Total liabilities and stockholders' equity	$55,008,968	$80,607

The accompanying notes are an integral part of the unaudited financial statements.

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Nine Months	October 29, 2009
	Ended	Ended	(date of inception) to
	September 30, 2010	September 30, 2010	September 30, 2010

Revenue	$-	$-	$-
General and administrative expenses	53,067	71,169	75,162
Loss from operations	(53,067)	(71,169)	(75,162)

Other Income
Interest income	8,295	10,653	10,653

Net loss attributable to common shares not subject to possible redemption	$(44,772)	$(60,516)	$(64,509)

Weighted average number of common shares outstanding, basic and diluted	6,062,556	3,177,198	2,679,979

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited financial statements.

57th Street General Acquisition Corp.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from October 29, 2009 (date of inception) to
September 30, 2010

	Common Stock			Deficit accumulated during	Total
	Shares	Amount $.0001 par	Additional paid-in capital	development stage	stockholders' equity
Sale of common stock issued to initial stockholder on October 30, 2009 at $.039 per share	638,889	$64	$24,936	$-	$25,000

Net loss attributable to common stockholder not subject to possible redemption	-	-	-	(3,993)	(3,993)

Balance at December 31, 2009	638,889	64	24,936	(3,993)	21,007

Sale of 5,000,000 units, net of underwriters' discount and offering expenses (including 4,400,000 shares subject to possible redemption)	5,000,000	500	48,093,316		48,093,816

Sale of 456,300 units pursuant to underwriter's over allotment, net of underwriters’ discount and offering expenses (including 401,544 shares subject to possible redemption)	456,300	45	4,373,048		4,373,093

Forfeiture of sponsor shares in connection with the underwriters election to not exercise their over-allotment option in full	(32,633)	(3)			(3)

Net proceeds subject to possible redemption of 4,801,544 shares at redemption value	-	-	(47,939,147)		(47,939,147)

Sale of private placement warrants	-	-	1,850,000		1,850,000

Net loss attributable to common shares not subject to possible redemption	-	-	-	(60,516)	(60,516)

Balance at September 30, 2010 Unaudited	6,062,556	$606	$6,402,153	$(64,509)	$6,338,250

The accompanying notes are an integral part of the unaudited financial statements.

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF CASH FLOW
(Unaudited)

		October 29, 2009
	Nine Months	(date of
	Ended	inception) to
	September 30, 2010	September 30, 2010
Cash Flows from Operating Activities
Net loss	$(60,516)	$(64,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expenses	(65,987)	(65,987)
(Decrease) increase in accounts payable and accrued expenses	(18,222)	31,377
Net cash used in operating activities	(144,725)	(99,119)

Cash Flows from Investing Activities:
Investments held in Trust Account	(54,486,956)	(54,486,956)

Cash Flows from Financing Activities
Payment of note payable, stockholder	(10,000)	-
Proceeds from issuance of stock to initial stockholder	-	25,000
Proceeds from public offering	54,563,000	54,563,000
Proceeds from issuance of warrants	1,850,000	1,850,000
Payment of offering costs	(1,323,377)	(1,395,900)

Net cash provided by financing activities	55,079,623	55,042,100

Net increase in cash	447,942	456,025

Cash at beginning of the period	8,083	-

Cash at end of the period	$456,025	$456,025

Supplemental Disclosure of cash flow information:
Cash paid for taxes	$837	$837

Supplemental Disclosure of Non-cash transactions:

Deferred underwriting compensation	$600,193	$600,193
Deferred legal fees related to the offering	$100,000	$100,000

The accompanying notes are an integral part of the unaudited financial statements.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

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

The Company is currently evaluating Business Transaction candidates. All activity through September 30, 2010 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Transaction.

The registration statement for the Offering was declared effective May 19, 2010. The Company consummated the Offering on May 25, 2010 and received net proceeds of approximately $48,816,340, before deducting deferred underwriting compensation of $550,000 and $100,000 for the purchase of 200,000 warrants by the lead underwriter of the Offering.

On May 25, 2010, 57th Street GAC LLC, (the “Sponsor”) and the underwriters of the Offering purchased 3,700,000 warrants to purchase 3,700,000 shares of common stock (“Sponsor Warrants”) from the Company for an aggregate purchase price of $1,850,000. The Sponsor Warrants are identical to the warrants sold in the Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; (ii) are not subject to being called for redemption; and (iii) with respect to Sponsor Warrants held by the lead underwriter of the Offering and beneficially owned by Mark Klein as a result of being a member of the Sponsor, will expire May 19, 2015, or earlier upon redemption or liquidation.

On May 28, 2010, the Company consummated the closing of an additional 456,300 units pursuant to the exercise of the underwriters’ over-allotment option as part of the Offering and received net proceeds of $4,423,286 before deducting deferred underwriting compensation of $50,193.

Total gross proceeds to the Company from the 5,456,300 units sold in the offering (including the 456,300 Units sold pursuant to the over-allotment option) were $54,563,000.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Transaction. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Transaction.

On May 25, 2010, $50,000,000 from the Offering and Sponsor Warrants was placed in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Transaction or (ii) the distribution of the Trust Account as described below. On May 28, 2010, an additional $4,476,303 representing Offering proceeds from the partial exercise of the underwriter’s over-allotment option was deposited in the Trust Account. On May 28, 2010, the Sponsor forfeited 32,633 shares of common stock back to the Company. All shares and per share data in the financial statements have been adjusted to give effect to the forfeiture. As of September 30, 2010 total of $54,476,303 (including the proceeds from the sale of the Sponsor Warrants for $1,850,000 to the Company’s sponsor and the lead underwriter of the Offering) has been placed in trust.

The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, is not required to submit the proposed Business Transaction for stockholder approval. The Company will submit the Business Transaction for stockholder approval if such approval is required by law, or if the Company elects to do so for other business or legal reasons.  If no stockholder approval is sought, the Company will proceed with a Business Transaction if it is approved by its board of directors and less than 88% of the public stockholders exercise their redemption rights pursuant to a tender offer conducted by the Company.  Solely in the event that the Company seeks stockholder approval in connection with its initial Business Transaction, the Company will proceed with a Business Transaction only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Transaction. However, the Company's sponsor’s, officers’, directors’ or their affiliates’ participation in privately-negotiated transactions (solely in the event the Company seeks stockholder approval), if any, could result in the approval of a Business Transaction even if a majority of the Company’s public stockholders either vote against, or indicate their intention to vote against, such Business Transaction. In connection with such a vote, if a Business Transaction is approved and consummated, stockholders electing to redeem their shares of common stock for a pro-rata portion of the Trust Account would be treated as follows:  (i) public stockholders voting against the Business Transaction and electing to redeem shares of common stock will be entitled to receive a per share pro rata portion of the Trust Account (excluding interest and net of taxes) and (ii) public stockholders voting in favor of the Business Transaction and electing to redeem shares of common stock will be entitled to receive a per share pro rata portion of the Trust Account (together with interest thereon but net of taxes). These shares have been recorded at a fair value and were classified as temporary equity upon the completion of the proposed Business Transaction, in accordance with FASB ASC 480-10. The Sponsor has agreed, in the event the Company seeks stockholder approval of its Business Transaction, to vote its initial shares in favor of approving a Business Transaction. The Sponsor and the Company’s officers and directors have also agreed to vote shares of common stock acquired by them in the Offering or in the aftermarket in favor of any Business Transaction submitted to the Company’s stockholders for approval.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

The Company’s Sponsor, officers and directors have agreed that the Company will only have until August 19, 2011 to consummate its initial Business Transaction.  If the Company does not consummate its Business Transaction by such date, it shall (i) cease all operations except for the purposes of winding up; (ii) redeem 100% of the Company’s  public shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after the redemption be distributed to the former public stockholders and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of its net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor has waived its right to participate in any redemption with respect to its initial shares. However, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of common stock in the Offering or in the aftermarket, they will be entitled to a pro rata share of the Trust Account upon the Company’s dissolution and liquidation in the event the Company does not consummate a Business Transaction within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company selected December 31 as its fiscal year end.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

Development stage company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2010, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through September 30, 2010 relates to the Company’s formation, the Offering and, investigating prospective target businesses with which to consummate a Business Transaction.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2010, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

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

Income tax

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance of $28,000 and $1,600 as of September 30, 2010 and December 31, 2009, respectively, which fully offsets the deferred tax asset of $28,000 and $1,600 respectively. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $70,000 that are not immediately deductible. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

Effective October 29, 2009, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of September 30, 2010 and December 31, 2009. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company is subject to income tax examinations by major taxing authorities since inception. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2010. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended September 30, 2010.

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

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

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

On November 6, 2009, the Company issued to the Sponsor (i) 638,889 shares of restricted common stock (up to 83,333 of which were subject to forfeiture if the underwriter’s over-allotment option was not exercised in full), for an aggregate amount of $25,000 in cash.  The purchase price for each share of common stock was approximately $0.039 per share.  The Sponsor agreed that these shares of common stock will not be sold or transferred until one year following consummation of a Business Transaction, subject to certain limited exceptions. On May 28, 2010, the Sponsor forfeited 32,633 of these shares in connection with the underwriters’ partial exercise of their over-allotment option.

From January 1 through June 30, 2010, an officer paid vendor bills on behalf of the Company in the aggregate amount of $5,051, which was due on demand without interest. The balance was repaid from the proceeds of the Offering in May 2010.

The Sponsor and underwriters of the Offering agreed to purchase an aggregate of 3,700,000 Sponsor Warrants in a private placement, prior to the consummation of the Offering at a price of $0.50 per warrant (an aggregate purchase price of $1,850,000) from the Company. Based on the observable market prices, the Company believes that the purchase price of $0.50 per warrant for such warrants exceeded the fair value of such warrants on the date of the purchase. The valuation was based on comparable initial public offerings. The holders have agreed that the Sponsor Warrants will not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. If the Company does not complete a Business Transaction, then the proceeds will be part of the liquidating distribution to the public stockholders and the Sponsor Warrants will expire worthless. The Company classified the Sponsor Warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

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

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

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

NOTE F—INVESTMENT IN TRUST ACCOUNT

Subsequent to the Offering, an amount of $54,476,303 (including $600,193 of deferred underwriters fee and $100,000 of deferred legal fees), of the net proceeds of the Offering was deposited in an the Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.

As of September 30, 2010, investment securities in the Company’s Trust Account consist of $54,485,837 in United States Treasury Bills and another $1,119 is held as cash in the account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at September 30, 2010 are as follows:

	Carrying Amount	Gross Unrealized Holding Losses	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$54,485,837	$1,016	$54,484,821

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to September 30, 2010

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Restricted cash equivalents held in Trust Account	$54,484,821	$54,484,821	—	—

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2010, the Company has not issued any shares of preferred stock.

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

57th Street General Acquisition Corp. is a blank check company in the development stage, formed on October 29, 2009 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction an unidentified operating business or assets.  We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business transaction.  We are actively seeking merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception up to the closing of our initial public offering has been in preparation of that event. Since the completion and closing of our initial public offering, our activity has been limited to evaluating business transaction candidates, and we have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the nine months ended September 30, 2010, we had net (loss) of $60,516 consisting of expenses of $71,169 offset by interest earned in the trust fund of $10,653. Interest earned was $8,295  for the three months ended September 30, 2010 and  $10,653 for the nine months ended September 30, 2010. Expenses were $53,067 for the three months ended September 30, 2010  and $71,169 for the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

As of September 30, 2010 we had $456,025 in a bank account which is available for use by management to cover the costs associated with identifying a target business and negotiating an acquisition of or merger. Out of the proceeds of our initial public offering which remained available outside of the trust account, we obtained Officers and Directors insurance covering a 15 month period from May 19, 2010 through August 19, 2011 at a cost of $93,265 with a prepaid balance at September 30, 2010 of $65,987.

Our initial public offering provided us with $600,962 of working capital after transferring $54,476,303 into the trust account. For the nine months ended September 30, 2010 we used cash of $142,666 in operating activities which was attributable to an increase in prepaid expenses of $65,987 resulting from a payment of $93,265 for the premium on a 15 month officer and director policy together with a net loss for the period of $60,516 and reduction of accounts payable and accruals of $18,222 resulting in a net increase in cash of $447,942. Adding the net cash increase of $447,942 to the cash we started with at January 01, 2010 of $8,083, we ended the period at September 30, 2010 with a cash balance of $456,025.

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

We believe that the $456,025 not held in trust as of September 30, 2010 will be sufficient to allow us to operate until August 19, 2011. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the property and asset locations of prospective target businesses, reviewing corporate, title, environmental, financial documents and material agreements regarding prospective target businesses, audit fees and structuring, negotiating and consummating the business transaction. In order to meet our working capital needs following the consummation of our initial public offering, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his or her sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.50 per warrant at the option of the lender.  The warrants would be identical to the insider warrants.  The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.

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
•
$160,000 that will be used for other miscellaneous expenses and reserves, audit fees, as well as stock transfer agent expenses. (Including the payment in June 2010 of a premium of approximately $95,000 for a 15 month policy for director and officer liability insurance.)

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

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

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

Date: November 12, 2010		57th Street General Acquisition Corp.

	By:	/s/ Paul Lapping
Paul Lapping
Chief Financial Officer