Form 10-K
period 2010-12-31
57th Street General Acquisition Corp
filed 2011-02-11
CIK 1476719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53977

57th Street General Acquisition Corp.

Delaware	27-1215274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

590 Madison Avenue, 35th Floor
New York, New York 10022
(212) 409-2434
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

None
Securities registered pursuant to Section 12(b) of the Act

N/A
Name of each exchange on which registered

Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock
Units, each comprising of one share of Common Stock and one Warrant
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on February 7, 2011, as reported on the OTC Bulletin Board, was approximately $55,108,630. As of February 7, 2011, there were 6,030,026 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

•	our status as a development stage company;

•	the reduction of the proceeds held in the trust account due to third party claims;

•	our selection of a prospective target business or asset;

•	our issuance of our capital shares or incurrence of debt to complete a business transaction;

•	our ability to consummate an attractive business transaction due to our limited resources and the significant competition for business transaction opportunities;

•	conflicts of interest of our officers and directors;

•	potential current or future affiliations of our officers and directors with competing businesses;

•	our ability to obtain additional financing if necessary;

•	our sponsor’s ability to control or influence the outcome of matters requiring stockholder approval due to its substantial interest in us;

•	the adverse effect the outstanding warrants may have on the market price of our common stock;

•	the adverse effect on the market price our common stock due to the existence of registration rights with respect to the securities owned by our sponsor;

•	the lack of a market for our securities;

•	our dependence on our key personnel;

•	business and market outlook;

•	costs of complying with applicable laws; and

•	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “Commission”). The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  For any risks associated with the Transaction (as described below), see the Company’s Form 8-K as filed with the Commission on January 10, 2011 (the “Form 8-K”).

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “57th Street”, “the Registrant,” “we,” “us” and “our” refer to 57th Street General Acquisition Corp..

PART I

Item 1.  Business

Introduction

57th Street General Acquisition Corp. (the “Company”, “57th Street”, “we”, or “us”) formed on October 29, 2009, is a blank check company organized under the laws of the State of Delaware. We were formed to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets.  Pursuant to our second amended and restated certificate of incorporation, we will have until August 19, 2011 to consummate our business transaction or we will (1) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account (approximately $9.98 per share) including interest, less taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation to be adopted in accordance with Section 281(b) of the Delaware General Corporation Law.  Prior to January 9, 2011, our efforts have been limited to organizational activities, our initial public offering (the “Offering”) and the search for a suitable business transaction.  On January 9, 2011, 57th Street, 57th Street Merger Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of 57th Street, Crumbs Holdings LLC, a Delaware limited liability company (“Crumbs”), all the members of Crumbs (individually a “Member” or collectively the “Members”), and the representatives of Crumbs and the Members, entered into a Business Combination Agreement (the “Agreement”) pursuant to which 57th Street will acquire Crumbs (the “Transaction”).  Pursuant to the terms of the Agreement, among other things, Merger Sub will merge with and into Crumbs with Crumbs surviving (the “Merger”) as a non-wholly owned subsidiary (the “Surviving Company”) of 57th Street in exchange for consideration in the form of cash, newly issued preferred stock of 57th Street, and newly issued exchangeable units of the Surviving Company, as further described in the Company’s Form 8-K, filed on January 10, 2011.  Concurrently with the Merger, 57th Street will (a) provide its stockholders with the opportunity to redeem their shares of 57th Street Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less taxes, upon the consummation of the Merger (the “Tender Offer”) and (b) provide holders of its Warrants with the opportunity to redeem their Warrants for cash upon consummation of the Merger (the “Warrant Tender Offer” and together with the Tender Offer, the “Tender Offers”).  The Merger and Tender Offers are collectively referred to as the “Transaction”.  The description of the Agreement is qualified in its entirety by reference to the full text of the Agreement which was filed with the Commission on the Company’s Form 8-K.  You are urged to read the entire Agreement and the other exhibits attached thereto.  57th Street’s board of directors has approved the Agreement and authorized 57th Street to conduct the Tender Offers as set forth in the Agreement.

Additional information about the proposed Transaction, Tender Offers, the business of Crumbs and the Schedule TO are available (or will be available), without charge, at the SEC’s website (http://www.sec.gov). Other than specific references to the Transaction, the discussion in this Annual Report is as of December 31, 2010.

Our executive offices are located at 590 Madison Avenue, 35th Floor New York, New York 10022 and our telephone number at that location is (212) 409-2434.

Significant Activities Since Inception

A registration statement for the Offering was declared effective May 19, 2010. On May 25, 2010, the Company sold 5,000,000 units (“Units”) in our initial public offering at a price of $10.00 per Unit.  Each Unit consists of one share of the Company’s common stock, $.0001 par value per share (“Common Stock”) and one common stock purchase warrant (“Warrant”).  On May 28, 2010, the Company sold an additional 456,300 Units subject to the underwriters’ over allotment option.  Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $11.50 commencing the later of the 30 days following the completion of an initial business transaction or May 19, 2011 (one year from the effective date of the offering), and expiring five years from the date of our initial business transaction, or earlier upon redemption or liquidation.  The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.  On May 25, 2010, the Company received net proceeds of approximately $48,816,340, before deducting deferred underwriting compensation of $550,000 and $100,000 for the purchase of 200,000 warrants by the underwriter.  On May 28, 2010, the Company received additional net proceeds of $4,423,286 before deducting deferred underwriting compensation of $50,193.  Total gross proceeds to the Company from the 5,456,300 Units sold in the Offering (including the 456,300 Units sold pursuant to the over-allotment option) were $54,563,000.

On May 25, 2010, 57th Street GAC LLC. (the “sponsor”) and the underwriters of the Offering purchased warrants exercisable for up to 3,700,000 shares of common stock (“Insider Warrants”) from the Company for $1,850,000. The Insider Warrants are identical to the warrants sold in the Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; (ii) are not subject to being called for redemption; and (iii) with respect to Insider Warrants held by the underwriters and beneficially owned by Mark Klein as a result of being a member of the sponsor, will expire May 19, 2015, or earlier upon redemption or liquidation.

Subsequent to the Offering, an amount of $54,476,303 (including $600,193 of deferred underwriters fee and $100,000 of deferred legal fees), of the net proceeds of the Offering was deposited in an interest-bearing trust account (“Trust Account”) and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less until the earlier of (i) the consummation of a business transaction or (ii) liquidation of the Company.

On May 20, 2010, our Units commenced trading on the OTC Bulletin Board under the symbol “SQTCU”.  Holders of our Units were able to separately trade the Common Stock and Warrants included in such Units commencing on June 10, 2010 and the trading in the Units has continued under the symbol SQTCU. The Common Stock and Warrants are quoted on the OTC Bulletin Board under the symbols SQTC and SQTCW, respectively.

Effecting a Business Transaction

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business transaction. A business transaction may involve the acquisition of, or merger with, a company that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws.  In the alternative, we may seek to consummate a business transaction with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business transactions with more than one target business, we will probably have the ability, as a result of our limited resources, to initially effect only a single business transaction.

We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business transaction. Although substantially all of the net proceeds of the Offering are intended to be applied generally toward effecting a business transaction, the proceeds are not otherwise being designated for any more specific purposes.

We anticipate structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest.  We will acquire a controlling interest either through the acquisition of at least 50.1% of the voting equity interests in the target or through the acquisition of a significant voting equity interest that enables us to exercise a greater degree of control over the target than any other person or group. In the event we acquire less than a majority of the voting equity interests in the target, we may seek an even greater degree of control through contractual arrangements with the target and/or other target equity holders, or through special rights associated with the target equity security that we hold, which arrangements or rights may grant us the ability, among other things, to appoint certain members of the board (or equivalent governing body) or management of the target or the ability to approve certain types of significant transactions that the target may seek to enter into.

We will provide our stockholders with the opportunity to redeem their shares of our Common Stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less taxes, upon the consummation of our initial business transaction, subject to the limitations described herein.  The amount in the Trust Account as of the date of this Report is approximately $9.98 per share, including interest, less taxes, including $0.11 per share being held in the Trust Account attributable to the contingent fees payable to Morgan Joseph & Co. Inc. (“Morgan Joseph”), the sole book-running manager and the underwriters solely in the event of that our business transaction is consummated.  Unlike other blank check companies which hold stockholder votes and conduct proxy solicitations in conjunction with their initial business transactions and related redemptions of public shares for cash upon consummation of such initial business transactions even when a vote is not required by law, we intend to consummate our initial business transaction and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers, and file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about the initial business transaction and the redemption rights as is required under Regulation 14A of the Exchange Act which regulates the solicitation of proxies.  If, however, a stockholder vote is required by law, or we decide to hold a stockholder vote for other business or legal reasons, we will conduct the redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.  We will consummate our initial business transaction only if holders of no more than 88% of our public shares elect to redeem their shares and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction.  Our sponsor and our officers and directors have agreed not to redeem the shares held by them prior to the Offering.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of the business transaction, and we may effect an initial business transaction using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our business transaction. In the case of an initial business transaction funded with assets other than the Trust Account assets, our notice disclosing the business transaction would disclose the terms of the financing and, only if required by law, regulation or a rule of the OTC Bulletin Board, we would seek stockholder approval of such financing. In the absence of a requirement by law, regulation or a rule of the OTC Bulletin Board, we would not seek separate stockholder approval of such financing inasmuch as the financing portion of any initial business transaction would be disclosed in our notice materials. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business transaction.

Sources of target businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who present solicited or unsolicited proposals. Our officers and directors as well as their affiliates have also brought to our attention target business candidates.  In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation prior to or in connection with the consummation of a business transaction.

Investment Criteria

Any evaluation relating to the merits of a particular business transaction will be based, to the extent relevant, on the below factors as well as other considerations deemed relevant by our management in effecting a business transaction consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, inspection of facilities and assets, as well as a review of all relevant financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We will also seek to have all owners of any prospective target business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. If any prospective business or owner refused to execute such agreement, it is unlikely we would continue negotiations with such business or owner, and in no event will we enter into a definitive agreement for our initial business transaction without such a waiver agreement.

In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional business transaction opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. Fundamentally, however, we believe that, following an initial transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction. To the extent we are able to identify multiple acquisition targets and options as to which business or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close.

The time and costs required to select and evaluate a target business and to structure and complete the business transaction cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business transaction is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business transaction.

 Possible lack of business diversification

We may seek to effect business transactions with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition, as discussed above. We expect to complete only a single business transaction, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business transactions of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business transaction with only a single entity or asset, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business transaction. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.

 Limited ability to evaluate the management of the target business

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business transaction, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business transaction will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business transaction cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business transaction, they may not devote their full time and efforts to our affairs subsequent to a business transaction. Moreover, they would only be able to remain with us after the consummation of a business transaction if they are able to negotiate employment or consulting agreements in connection with such business transaction. Such negotiations would take place simultaneously with the negotiation of the business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential business transaction. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business transaction, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business transaction

We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC.  Therefore we do not intend to seek stockholder approval before we effect our initial business transaction as not all business transactions require stockholder approval under applicable state law.   However, we may conduct a stockholder vote, if it is required by law, or we decide to hold such vote for other business or legal reasons.  Presented in the table below is a graphic explanation of the types of initial business transactions we may consider and whether stockholder approval would be required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of Assets	No
Purchase of Stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Redemption rights for public stockholders upon consummation of our initial business transaction

            We will provide our stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less taxes, upon the consummation of our initial business transaction, subject to the limitations described herein.  The amount in the Trust Account as of the date of this Report is approximately $9.98 per share, including interest, less taxes, including $0.11 per share being held in the Trust Account attributable to the contingent fees payable to Morgan Joseph and the underwriters solely in the event of that our business transaction is consummated.  Unlike other blank check companies which hold stockholder votes and conduct proxy solicitations in conjunction with their initial business transactions and related redemptions of public shares for cash upon consummation of such initial business transactions even if not required by law, we intend to consummate our initial business transaction and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers, and file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about the initial business transaction and the redemption rights as is required under Regulation 14A of the Exchange Act which regulates the solicitation of proxies.  If, however, a stockholder vote is required by law, or we decide to hold a stockholder vote for other business or legal reasons, we will conduct the redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.  We will consummate our initial business transaction only if holders of no more than 88% of our public shares elect to redeem their shares and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction.  Our sponsor and our officers and directors have agreed not to redeem any shares held by them in connection with the consummation of a business combination.

The 88% redemption threshold is different from the redemption or conversion thresholds used by most blank check companies.  Traditionally, blank check companies would not be able to consummate a business transaction if the holders of the company’s public shares voted against a proposed business transaction and elected to redeem or convert more than a much smaller percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%.  As a result, many blank check companies have been unable to complete business transactions because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business transaction.

Conduct of redemption pursuant to tender offer rules

When we conduct the redemptions upon consummation of our initial business transaction in compliance with the tender offer rules, the redemption offer will be made to all of our stockholders, not just our public stockholders.  Our sponsor and our officers and directors, however, have agreed not to redeem the initial shares in connection with this redemption offer.  In addition, the offer will be made for up to a maximum of 88% of our public shares, subject to the condition that if more than 88% of our public shares elect to redeem their shares, we will withdraw the offer and not consummate the initial business transaction.

Submission of our initial business transaction to a stockholder vote

In the event we seek stockholder approval of our business transaction, we will distribute proxy materials and, in connection therewith, provide our public stockholders with redemption rights upon consummation of the initial business transaction.  Public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account, less taxes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account excluding any amounts representing interest earned on the Trust Account, less taxes.

Additionally, if we submit our business transaction to our stockholders for approval, and we do not conduct redemptions in connection with our business transaction pursuant to the tender offer rules, it is possible that our sponsor, officers, directors and their respective affiliates may acquire securities from public stockholders who have elected to redeem their shares in order to obtain the requisite level of shares we are required to maintain so that we can proceed with the consummation of our business transaction. Although our sponsor, officers, directors and their respective affiliates have no intention of entering into stock purchase arrangements with our public stockholders subsequent to the Offering, they may do so in the future, both as an expression of confidence in the value of our shares of common stock following our initial business transaction and as a means of increasing the likelihood that we will be able to proceed with our initial business transaction, as applicable. Such purchases, should they occur at all, may be negotiated after the time when stockholders elected to redeem their shares. Any shares purchased from stockholders by our sponsor, officers, directors or their respective affiliates would be purchased for cash or other consideration at a price to be negotiated between such stockholders on the one hand and our sponsor, officers, directors or their respective affiliates on the other hand. Such price would depend on a variety of factors including, but not limited to, the size of the stockholder’s position in our company and the method and timing of payment to such stockholder.

Any privately negotiated transaction to purchase shares from a stockholder who would otherwise choose to redeem their shares, would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees to refrain from redeeming their common stock as directed by the purchaser of such securities. All such privately negotiated transactions (should they occur at all) would be isolated transactions conducted in compliance with all applicable securities laws, each to be privately negotiated with one or a discrete group of stockholders who have elected, or otherwise indicated their intention, to exercise their redemption rights.

Investors are cautioned that neither our sponsor, officers, directors, advisors and their respective affiliates, nor any third parties, have agreed to purchase any such shares, and their failure to so agree at the applicable time could adversely impair our ability to consummate a business transaction. Moreover, even if our sponsor, officers, directors, advisors and their respective affiliates were to undertake such purchases, such purchases could be subject to limitations under applicable securities laws and regulations, including Regulation M and regulations regarding tender offers. The inability of such persons to effect such purchases could adversely impair our ability to consummate the business transaction.

Our sponsor, officers, directors and/or their affiliates anticipate that they will identify the stockholders with whom the sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of a notice in connection with our initial business transaction.  To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account. Pursuant to the terms of such arrangements, any shares so purchased by our sponsor, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business transaction by potentially reducing the number of shares redeemed for cash.

Limitation on redemption rights upon consummation of a business transaction if we seek a stockholder vote

Notwithstanding the foregoing, and solely if we hold a stockholder vote to approve our initial business transaction, and we do not conduct redemptions in connection with our business transaction pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 10% of the shares sold in the Offering.  We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then current market price or on other undesirable terms.  Absent this provision, a public stockholder holding more than an aggregate of 10% of the shares sold in the Offering could threaten to seek exercise their redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then current market price or on other undesirable terms.  By limiting our stockholders’ ability to redeem  no more than 10% of the shares sold in the Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate a business transaction.  However, we would not be restricting our stockholders’ ability to vote all of their shares for or against a business transaction.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business transaction in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business transaction will indicate whether we are requiring public stock holders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business transaction if we distribute proxy materials, as applicable, to tender his shares if he wishes to seek to exercise his redemption rights.  Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of the public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares prior to the meeting. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights prior to the consummation of the proposed business transaction and the proposed business transactions is not consummated (and therefore we would not be obligated to pay cash in connection with the tendered shares) this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies.  Traditionally, in order to perfect redemption rights in connection with a blank check company’s business transaction, the company would distribute proxy materials for the stockholders’ vote on an initial business transaction, and a holder could simply vote against a proposed business transaction and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business transaction was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business transaction during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “redemption” right surviving past the consummation of the business transaction until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business transaction is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares of common stock electing to redeem their shares will be distributed promptly after the completion of a business transaction.

If the initial business transaction is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any shares delivered by public holders who elected to redeem their shares.

If our initial proposed business transaction is not consummated, we may continue to try to consummate a business transaction with a different target until 15 months from the date of the prospectus.  If the initial business transaction is not completed for any reason, then public stockholders who exercised their redemption rights would not be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the Trust Account. In such case, if we have required public stockholders to tender their certificates, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the Trust Account only in the event that the initial business transaction is consummated. If the proposed business transaction is not consummated then a stockholder’s election to exercise its redemption rights will not be honored, and such redemption will not be entitled to a cash payment, even if such redemption right was properly exercised.

Redemption of common stock and liquidation if no initial business transaction

Our sponsor, officers and directors have agreed that we will only have 15 months from the date of the prospectus to consummate our initial business transaction.  If we do not consummate a business transaction within such 15 month period, we will (i) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account (approximately $9.98 per share, as of the date of this Report) including interest, less taxes, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and subject to the requirement that any refund of income taxes that were paid from the trust account which is received after the redemption shall be distributed to the former public stockholders, and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation to be adopted in accordance with Section 281(b) of the Delaware General Corporation Law.   Pursuant to the terms of our certificate of incorporation, our powers following the expiration of the permitted time period for consummating a business transaction will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. In the event no business transaction is consummated within 15 months from the date of the prospectus and we are unable to redeem 100% of the shares sold in the Offering, we intend to submit a plan of dissolution to our public stockholders, requiring a majority of shares voted for approval, in which (i) the proceeds held in our trust account, together with interest, less taxes, would be distributed to only our public stockholders on a per share pro rata basis and (ii) the remaining net assets of the company, if any, would be distributed on a per share pro rata basis to our stockholders.

Our sponsor has waived its right to participate in any redemption with respect to its initial shares and the common stock underlying the Insider Warrants upon our redemption of shares sold in the Offering if we fail to consummate a business transaction within 15 months. However, if our sponsor or any of our officers, directors, advisors or affiliates acquires shares of common stock in or after the Offering, they will be entitled to a pro rata share of the trust account upon our redemption in the event we do not consummate a business transaction within the required time period. There will be no liquidating distribution with respect to our warrants, which will expire worthless in the event we do not consummate a business transaction. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining assets outside of the trust account although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, our sponsor has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be approximately $30,000).

If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial aggregate of the (i) per share redemption price or (ii) per share liquidation price would be approximately $9.98, less taxes. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual aggregate of the (i) per share redemption price or (ii) per share liquidation price will not be less than approximately $9.98, plus interest (net of any taxes). Under Section 281(b) of the Delaware General Corporation Law, our plan of distribution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative.  Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Mark D. Klein, our chairman, chief executive officer and president, and Paul D. Lapping, our chief financial officer, treasurer, secretary and director, have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement reduce the amounts in the trust account to below $9.98 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Klein and Lapping will not be responsible to the extent of any liability for such third party claims.  We cannot assure you, however, that Messrs. Klein and Lapping would be able to satisfy those obligations.

In the event that the proceeds in the trust account are reduced below $9.98 per share in the event we redeem 100% of our public shares of common stock for a per share pro rata portion of the trust account, or  upon our liquation and Messrs. Klein and Lapping assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors, if any, would determine whether to take legal action against Messrs. Klein and Lapping to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Klein and Lapping to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price (or per share liquidation distribution if we are unable to effect our redemption) will not be less than $9.98 per share.

We will seek to reduce the possibility that Messrs. Klein and Lapping will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Klein and Lapping will also not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act.  In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon our redemption of 100% of our public shares of common stock in the event we do not consummate our initial business transaction within 15 months from the date of the prospectus may be considered a liquidation distribution under Delaware law.  If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, if we do not effect a business transaction by August 19, 2011, we shall (i) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for a per share pro rata portion of the trust account, including the interest earned thereon, but net of any taxes and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. Accordingly, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible following our 15th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. We have an obligation to pursue indemnification from Messrs. Klein and Lapping pursuant to the terms of their agreement with us. Further, Messrs. Klein and Lapping may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $9.98 per share less any per share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business transaction within 15 months from the date of the prospectus,  and will not be liable as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Klein and Lapping will not be responsible to the extent of any liability for such third party claims.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders an aggregate of at least $9.98 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our redemption of 100% of our public shares upon our liquidation or if they  redeem their respective shares for cash upon the consummation of the initial business transaction. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business transaction, a stockholder’s voting in connection with the business transaction alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the initial business transaction and the stage of the initial business transaction process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the initial business transaction (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We expect our executive officers to devote a reasonable amount of time to our business.  We do not intend to have any full time employees prior to the consummation of an initial business transaction.

Competition

In identifying, evaluating and selecting a target business for an initial business transaction, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with 88% of our shares held by our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business transaction and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business transaction.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report.  If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  This Annual Report also contains forward-looking statements that involve risks and uncertainties.  There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements. With respect to the proposed Transaction, these factors include, but are not limited to: the risk that more than 88% of 57th Street stockholders will validly tender and won’t validly withdraw their shares of common stock pursuant to and prior to the expiration of the tender offer; the risk that governmental and regulatory review of the tender offer documents may delay the transaction or result in the inability of the transaction to be consummated by May 31, 2011 and the length of time necessary to consummate the proposed transaction; changing legislation and regulatory environments; changing interpretations of generally accepted accounting principles; continued compliance with government regulations; the risk that a condition to closing of the transaction may not be satisfied; the risk that the businesses will not be integrated successfully; the risk that the anticipated benefits of the transaction may not be fully realized or may take longer to realize than expected; disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers; a reduction in industry profit margin; the inability to continue the development of the Crumbs brand; the ability to meet the NASDAQ Stock Market listing standards, including having the requisite number of round lot holders or shareholders; a lower return on investment; the inability to manage rapid growth; requirements or changes affecting the business in which Crumbs is engaged; general economic conditions; and the diversion of management time on transaction-related issues. These risks, as well as other risks associated with the transaction, will be more fully discussed in the Schedule TO that will be filed with the SEC in connection with the proposed Transaction.

Risks Associated With Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, the focus of which is to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of a business transaction. We do not know when or if a business transaction will occur. The report of our independent registered public accountants on our financial statements includes an explanatory paragraph stating that our ability to continue as a going concern is dependent on the consummation of the Transaction. The financial statements do not include any adjustments that might result from our inability to consummate the Transaction or our ability to continue as a going concern.

If we are unable to consummate a business transaction, our public stockholders will be forced to wait until August 19, 2011, the full 15 months before receiving distributions from our trust account.

If we do not consummate a business transaction by August 19, 2011, we shall (i) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for a per share pro rata portion of the trust account (including interest, but net of any taxes), subject to the requirements of applicable law and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders.  If we redeem such shares, such redemption must comply with the applicable provisions of the Delaware General Corporation Law, including Section 160 thereof, governing rights of redemption.  Upon the termination of our corporate existence, the balance of our net assets will be distributed to our remaining stockholders.  Accordingly, if our plan to redeem 100% of our shares of common stock sold in the Offering is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution and liquidation to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account.  In that case, investors may be forced to wait beyond August 19, 2011, before the liquidation proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account.  Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation unless we consummate a business transaction prior thereto and only then in cases where investors have sought to redeem their shares. Only upon our liquidation, if no such redemption occurs, will public stockholders be entitled to liquidation distributions if we are unable to complete a business transaction.

We may not be able to consummate a business transaction within the required timeframe, in which case we will be forced to redeem our public stockholders and liquidate.

Our sponsor, officers and directors have agreed that we will only have until August 19, 2011, to consummate our initial business transaction.  If we do not consummate a business transaction by August 19, 2011, we shall (i) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for a per share pro rata portion of the trust account (including interest, but net of any taxes), subject to the requirements of applicable law and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders. We may not be able to find a suitable target business by August 19, 2011. In addition, our negotiating position and our ability to conduct adequate due diligence on any prospective target may be reduced as we approach the deadline for the consummation of a business transaction.

If we are forced to redeem or liquidate before the completion of a business transaction and distribute the trust account, our public stockholders may receive less than $10.00 per share (the initial public offering price per unit) and our warrants will expire worthless.

If we are unable to complete a business transaction within the prescribed time frame and are forced to cease operations and ultimately liquidate our assets, the amount of either of the (i) per share redemption or (ii) per share liquidation distribution may, since a portion of the over-allotment option was exercised, be less than $10.00 because of the expenses of the Offering, our general and administrative expenses and the anticipated costs of seeking a business transaction. If we are unable to complete a business transaction and have expended all of the net proceeds of the Offering, other than the proceeds deposited in the trust account (net of any taxes), the initial (i) per-share redemption or (ii) per-share liquidation amounts may be less than $10.00. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business transaction.

Public stockholders may receive less than their pro rata share of the trust account upon redemption due to claims of creditors.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, such entities may not agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and may seek recourse against the trust account for any reason. Upon redemption of our public shares if we are unable to complete a business transaction within the required timeframe or upon the exercise of a redemption right in connection with a business transaction, we will be required to provide for payment of claims of creditors which were not waived that may be brought against us within the subsequent 10 years prior to redemption.  Accordingly, the (i) per share redemption price or (ii) per share liquidation price could be less than the $9.98 per share held in the trust account, plus interest (net of any taxes), due to claims of such creditors. In addition, Mark D. Klein, our chairman, chief executive officer and president, and Paul D. Lapping, our chief financial officer, treasurer, secretary and director, have agreed that they will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement reduce the amounts in the trust account to below $9.98 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed wavier is deemed to be unenforceable against a third party, Messrs. Klein and Lapping will not be responsible to the extent of any liability for such third party claims.  We have not, however, asked Messrs. Klein and Lapping to reserve for such indemnification obligations. Messrs. Klein and Lapping may not be able to satisfy those obligations.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account could be subject to applicable bankruptcy law, and may be included as an asset in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $9.98 per share to our public stockholders.

Our directors may decide not to enforce Messrs. Klein’s and Lapping’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $9.98 per share and Messrs. Klein and Lapping assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors, if any, would determine whether to take legal action against Messrs. Klein and Lapping to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Klein and Lapping to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $9.98 per share.

If we seek stockholder approval of our business  transaction and holders of more than 88% of our public shares indicate their intention to exercise their redemption rights, our sponsor, directors, officers, advisors and their affiliates could affect the outcome of the consummation of our business transaction if they elect to purchase shares from stockholders who would otherwise choose to exercise their redemption rights.

Solely in the event we seek stockholder approval of our business transaction, and we do not conduct redemptions in connection with our business transaction pursuant to the tender offer rules, any privately negotiated transaction to purchase shares from a stockholder who would otherwise redeem their shares for a per share pro-rata portion of the trust account would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise their redemption rights. In the event that our sponsor, officers, directors, advisors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. This will have the effect of reducing the number of shares redeemed, making it more likely that the required stockholder vote needed to approve the business transaction is achieved, and therefore making it more likely that we would be able to consummate our initial business transaction.

None of our sponsor, officers, directors, advisors or their respective affiliates or any third parties has agreed to purchase any such shares, and the failure to so agree at the applicable time could adversely impair our ability to consummate a business transaction. Moreover, even if our sponsor, officers, directors, advisors and their respective affiliates were to undertake such purchases, such purchases could be subject to limitations under applicable securities laws and regulations, including Regulation M and regulations regarding tender offers. The inability of such persons to effect such purchases could adversely impair our ability to consummate a business transaction.

If we submit our business transaction to our stockholders for approval, we may use funds in our trust account to purchase, directly or indirectly, shares from holders thereof who have indicated an intention to redeem their shares.

Solely if we submit our business transaction to our stockholders for approval, and we do not conduct redemptions in connection with our business transaction pursuant to the tender offer rules, if holders of shares sold in the Offering indicate an intention to seek to redeem their shares, we may privately negotiate arrangements to provide for the purchase of such shares at the closing of the business transaction using funds held in the trust account. The purpose of such arrangements would be to (i) increase the likelihood of satisfaction of the requirement that no more than 88% of our outstanding shares of common stock demand to redeem their shares, (ii) increase the likehood of obtaining stockholder approval of the business transaction or (iii) satisfy a minimum valuation requirement, where it appears that such requirements would otherwise not be met. This may result in the consummation of a business transaction that may not otherwise have been possible. Additionally, as a consequence of such purchases,

•	the funds in our trust account that are so used will not be available to us after the business transaction; and
•
the public ‘‘float’’ of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of:  (i) our redemption of 100% of our public shares of common stock for a per share pro rata portion of the trust account (including interest but net of any taxes), subject to the requirements of applicable law, (ii) our consummation of a business transaction, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the restrictions described in the prospectus or (iii) our liquidation (if redemption does not occur). In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

We do not intend to establish an audit committee or a compensation committee until the consummation of a business transaction.

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of a business transaction. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of the Offering were intended to be used to complete a business transaction with an unidentified target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are quoted on the OTC Bulletin Board, we have net tangible assets in excess of $5,000,000 from proceeds of the Offering and have filed a Current Report on Form 8-K with the Commission, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 of the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules, such as a requirement that we consummate a business transaction with a target whose fair market value is equal to 80% of the proceeds in our trust account.

If the net proceeds of the Offering not being placed in the trust account are insufficient to allow us to operate until August 19, 2011, we may not be able to complete an initial business transaction.

From the date of our consummation of the Offering, approximately $600,000 of the net proceeds of the Offering not held in the trust account were available to us through August 19, 2011, to cover expenses incurred in connection with a business transaction or to cover expenses in connection with our liquidation if we do not complete a business transaction during that time. These amounts may prove to be insufficient especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business transaction, or if we expend a significant portion of the available proceeds in pursuit of a business transaction that is not consummated.

We could use a portion of the amount not held in trust to pay due diligence costs in connection with a potential business transaction or to pay fees to consultants to assist us with our search for a target business. We could also use a portion of these funds as a down payment, “reverse break-up fee” (a provision in designed to compensate the target for any breach by the buyer which results in a failure to close the transaction), or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with others on terms more favorable to such target businesses) with respect to a particular proposed business transaction, although we do not have any current intention to do so. If we entered into such an agreement with a prospective target where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise) or if we agree to a reverse break-up fee and subsequently were required to pay such fee as a result of our breach of a merger or other agreement or if our costs are otherwise higher than expected, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, any other potential target businesses. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the sponsor or from third parties, to continue operating. We may not be able to obtain additional financing and our sponsor and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate prior to consummating a business transaction.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business transaction.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business transaction.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading "investment securities" constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and consummate a business transaction and thereafter to operate the acquired business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring, growing and businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an "investment company" within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business transaction; or (ii) absent a business transaction, our return of the funds held in the trust account to our public stockholders as part of our redemption of public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and us to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to redeem 100% of our public shares of common stock for a per share pro rata portion of the trust account, in the event we do not consummate a business transaction by August 19, 2011, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we do not consummate a business transaction by August 19, 2011, our sponsor, officers and directors have agreed that we will (i) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for a per share pro rata portion of the trust account, plus a portion of the interest earned on the trust account but net of any taxes, subject to the requirements of Delaware General Corporation Law Section 160 and other applicable law and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders.  Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them pursuant to a dissolution, and our redemption of 100% of the shares sold in the Offering may be deemed a liquidating distribution.  If a corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  Because we will not be complying with certain procedures set forth in Section 280 of the Delaware General Corporation Law, as set forth above, a stockholder who received distributions in the redemption may be liable for the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder until the third anniversary of the dissolution.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time that our warrant holders exercise their warrants, a registration statement may not be effective, in which case our warrant holders may not be able to exercise their warrants and therefore the warrants could expire worthless.

Holders of our warrants will be able to exercise the warrants for cash only if we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock and, even in the case of a cashless exercise which is permitted in certain circumstances, such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the warrants following completion of the business transaction, and we intend to comply with our undertaking, we may not be able to do so. Factors such as an unexpected inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement and a current prospectus. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the warrants. The expiration of warrants prior to exercise would result in each unit holder paying the full unit purchase price solely for the shares of common stock underlying the unit.

International and political events could adversely affect our results of operations and financial condition.

We may enter into an initial business transaction with a non-U.S. entity and, accordingly, a significant portion of our post business transaction revenue may be derived from non-U.S. operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

Operations in countries other than the U.S. are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets in that country;
•	political and economic instability;
•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
•	natural disasters, including those related to earthquakes and flooding;
•	inflation;
•	currency fluctuations, devaluations, and conversion restrictions;
•	confiscatory taxation or other adverse tax policies;
•	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;
•	governmental activities that may result in the deprivation of contract rights; and
•	governmental activities that may result in the inability to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many countries in which we may operate, our revenue and profits may be subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Our facilities and our employees could come under threat of attack in some countries where we may operate. In addition, we may become subject to the risk related to loss of life of our personnel and our subcontractors in these areas. We are also subject to the risks that our employees, joint venture partners, and agents outside of the U.S. may fail to comply with applicable laws.

Unlike most other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our business transaction.  Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of the our stockholders

Most blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money deposited in the trust account of the blank check company at the time of entry into a materially definitive agreement.  Because we do not have the limitation that a target business have a minimum fair market enterprise value of the net assets held in the trust account (net of taxes and exclusive of any amounts subject to the exercise of redemption rights) at the time of our signing a definitive agreement in connection with our initial business transaction, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on our management’s ability to identify business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations.  Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may not obtain an opinion from an independent investment banking firm as to the fair market enterprise value of the target business or that the price we are paying for the business is fair to our stockholders.

Unless we consummate a business transaction with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that either the target business we select has a certain fair market enterprise value at the time of our signing a definitive agreement in connection with our initial business transaction or that the price we are paying is fair to our stockholders unless our board of directors is not able to independently determine that a target business or businesses have a sufficient fair market enterprise value or there is a conflict of interest with respect to the transaction. The fair market enterprise value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If no opinion is obtained, our stockholders will be relying on the judgment or our board of directors.

Substantial resources could be expended in researching initial business transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate an initial business transaction.

We anticipate the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed initial business transaction we have investigated, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and consummate a business transaction.

Our ability to successfully effect a business transaction and to be successful thereafter will be dependent in large part upon the efforts of our key personnel, including our officers and directors.

Our ability to successfully effect a business transaction is dependent upon the efforts of our key personnel. Our key personnel will also be officers, directors, key personnel and/or members of other entities, to whom we anticipate we will have access on an as needed basis, although such personnel may not be able to devote sufficient time, effort or attention to us when we need it. None of our key personnel, including our executive officers, have entered into employment or consultant agreements with us.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts could impair our ability to consummate a business transaction.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business transaction. Certain of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impair our ability to consummate a business transaction. These conflicts may not be resolved in our favor.

Our officers, directors and their affiliates currently are, and may in the future become, affiliated with entities engaged in business activities that are similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers, directors, advisors or their affiliates have been principals of, or affiliated or associated with, other blank check companies, and/or may in the future become, affiliated with additional entities engaged in business activities similar to those intended to be conducted by us. Due to these existing affiliations, our officers and directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us, which could cause additional conflicts of interest. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor.

Our management may negotiate employment or consulting agreements with a target business in connection with a particular business transaction. These agreements may provide for them to receive compensation following a business transaction and, as a result, may cause them to have conflicts of interest in determining whether a particular business transaction is in the best interest of our public stockholders.

Our management may not be able to remain with the company after the consummation of a business transaction unless they are able to negotiate employment or consulting agreements in connection with a business transaction. If, as a condition to a potential initial business transaction, our existing officers negotiate to be retained after the consummation of the business transaction, such negotiations may result in a conflict of interest. Such negotiations would take place simultaneously with the negotiation of the business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential business transaction. In making the determination as to whether current management should remain with us following the business transaction, we will analyze the experience and skill set of the target business’s management and negotiate as part of the business transaction that our existing officers and directors remain if it is believed to be in the best interests of the combined company after the consummation of the business transaction.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated with our sponsor, directors or officers, which may raise potential conflicts.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 of the Securities Act) with our sponsor, directors or officers, which may raise potential conflicts. Also, the completion of a business transaction between us and an entity owned by a business in which one of our directors or officers may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate, and our amended and restated certificate of incorporation provides that we may not consummate, a business transaction with a target business that is affiliated with our sponsor, our directors, advisors or officers or any of our or their affiliates unless we obtain an opinion from an independent investment banking firm that is a member of FINRA that the business transaction is fair to our stockholders from a financial point of view.

Since our sponsor will lose its entire investment in us if a business transaction is not consummated and may be required to pay costs associated with our liquidation and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business transaction.

Our sponsor owns 606,256 shares of our common stock (which were purchased for $25,000) that will be worthless if we do not consummate a business transaction. In addition, our sponsor has purchased warrants exercisable for our common stock (for $1,750,000), which will also be worthless if we do not consummate a business transaction. In addition, in the event we are forced to liquidate, our sponsor has agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses. The personal and financial interests of our officers, directors and advisory board members may influence their motivation in identifying and selecting a target business transaction and completing an initial business transaction. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business transaction may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

Since our officers and directors will lose their entire investment if we are unable to complete a business transaction, in the event we seek stockholder approval of our business transaction, our intention to pay only holders of our common stock voting in favor of such business transaction a pro rata portion of the interest earned on our trust account may be viewed as a conflict of interest.

Our sponsor, which is wholly controlled by our officers, directors and members of our advisory board, will lose its entire investment in us if we are unable to consummate a business transaction by August 19, 2011.  The personal and financial interests of our officers, directors and advisory board members may influence their motivation in identifying and selecting a target business transaction and completing an initial business transaction. As a result of this potential conflict, our intention, solely in the event we seek stockholder approval of our business transaction, to only pay holders of our common stock who vote in favor of such transaction a pro rata portion of the interest earned on the trust account may be viewed as a conflict of interest and may be challenged as not enforceable.

The requirement that we complete a business transaction by August 19, 2011 may give potential target businesses leverage over us in negotiating a business transaction.

If we have not consummated a business transaction by August 19, 2011, we will redeem 100% of our public shares of common stock for a per share pro rata portion of the trust account (approximately $9.98 per share), plus a portion of the interest earned on the trust account but net of any taxes, and then adopt a plan of dissolution pursuant to which we will liquidate and promptly distribute the balance of our net assets to our remaining stockholders (subject to our obligations under Delaware law for claims of creditors). Any potential target business with which we enter into negotiations concerning a business transaction will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business transaction, knowing that if we do not complete a business transaction with that particular target business, we may be unable to complete a business transaction with any target business. This risk will increase as we get closer to the time limits referenced above.

The requirement that we complete a business transaction by August 19, 2011 may motivate our officers and directors to approve a business transaction that is not in the best interests of stockholders.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business transactions. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business transaction by August 19, 2011, then any expenses incurred by such individuals in excess of the money being held outside of the trust account will not be repaid and we will liquidate. On the other hand, if we complete a business transaction within such time period, those expenses will be repaid by the target business.

Consequently, our officers and directors may have an incentive to complete a business transaction other than just what is in the best interest of our stockholders.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our securities are quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national exchange.

Our units, common stock and warrants are traded in the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, the filing of periodic reports with the SEC, and general market and economic conditions.  An active trading market on the OTC Bulletin Board for our securities may never develop or, if developed, it may not be sustained. In addition, the price of the securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.  You may be unable to sell your securities unless a market can be established or sustained.

We may not be able to maintain control of a target business after our initial business transaction.

We may structure a business transaction to acquire less than 100% of the equity interests or assets of a target business, but will not acquire less than a controlling interest. We will acquire a controlling interest either through the acquisition of at least 50.1% of the voting equity interests in the target or through the acquisition of a significant voting equity interest that enables us to exercise a greater degree of control over the target than any other person or group. However, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike other blank check companies, we allow our public stockholders holding no more than 88% of the shares sold in this the Offering to exercise their redemption rights. This higher threshold will make it easier for us to consummate a business transaction with which a substantial majority of our stockholders do not agree.

We will proceed with our initial business transaction unless holders of more than 88% of our public shares redeem their shares.  The 88% redemption threshold is different from the redemption or conversion thresholds used by most blank check companies.  Traditionally, blank check companies would not be able to consummate a business transaction if the holders of the company’s public shares voted against a proposed business transaction and elected to redeem or convert more than a much smaller percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%.  As a result, many blank check companies have been unable to complete business transactions because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business transaction.  As a result, we may be able to consummate a business transaction even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, solely if we hold a stockholder vote to approve our initial business transaction, and do not conduct redemptions in connection with our business transaction pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors, advisors or their affiliates.

The exercise price for the public warrants is higher than in similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in similar blank check companies.  Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the Offering.  The exercise price for our public warrants is $11.50 per share.  As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business transaction or optimize our capital structure.

If our business transaction requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business transaction available to us.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments.  We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in order to effectuate our initial business transaction.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments.  For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus.  We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in order to effectuate our initial business transaction.

Unlike most other blank check companies, the provisions of our amended and restated certificate of incorporation may be amended with the approval of at least 65% of our stockholders.

Most blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders.  Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders.  Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-business transaction activity, may be amended if approved by at least 65% of our stockholders.  As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business transaction behavior more easily that other blank check companies, and this may increase our ability to consummate a business transaction with which you do not agree.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business transaction, which may adversely affect our leverage and financial condition.

Although we have no commitments as of the date of the prospectus to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business transaction. The incurrence of debt could result in:

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

Our sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsor owns 10% of our issued and outstanding common stock (assuming it does not purchase units in the Offering or the aftermarket). This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow our sponsor to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after completion of our business transaction. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year.   It is unlikely that there will be an annual meeting of stockholders to re-elect existing directors or elect new directors prior to the consummation of a business transaction, in which case all of the current directors will continue in office until at least the consummation of the business transaction. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome of an election of directors. The interests of our sponsor and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the outstanding warrants (excluding any Insider Warrants held by our sponsor or its permitted assigns or the underwriters) issued as a part of our units at any time after the warrants become exercisable, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days prior written notice of redemption, and if, and only if, the last sales price of our common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants we have an effective registration statement covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to such common stock is available.

We will likely redeem the warrants if the market price of our common stock reaches $17.50 per share for the necessary trading period, since doing so would allow us to decrease the dilutive effect of the warrants. Redemption of the warrants could force the warrant holders to exercise the warrants, whether by paying the exercise price in cash or through a cashless exercise at a time when it may be disadvantageous for the holders to do so, to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to us.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in the prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.”  “Cashless exercise” means the warrant holder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then current market price.  Accordingly, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value by (y) the fair market value. The “fair market value” shall mean the average last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants.  For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the common stock has a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of common stock.  The holder would have received 875 shares of common stock if the exercise price was paid in cash.  In addition, in the event a registration statement covering the common stock issuable upon exercise of the warrant is not effective within a specified period following the consummation of our initial business transaction, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis.  For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants shall be calculated using the volume weighted average sale price of the common stock for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.  If our management chooses to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of shares of common stock upon a cashless exercise of the warrants they hold.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business transaction.

To the extent we issue shares of common stock to effect a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of our public and Insider Warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant.  As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of two-thirds of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us.  The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least two-thirds of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.   Accordingly, we may amend the terms of the warrants in an adverse way to a holder if holders of at least two-thirds of the then outstanding public warrants approve of such amendment.

Provisions in our second amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our second amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Recent revisions to section 1-202 and 2-202 of Regulation S-X and Item 308 of Regulations S-B and S-K require the expression of a single opinion directly on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business transaction.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business transaction, and thus may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business transaction, and the future exercise of such rights may adversely affect the market price of our common stock.

Our sponsor, and the underwriters in the case of Insider Warrants purchased in the private placement, and their permitted transferees can demand that we register the initial shares and the Insider Warrants, and the shares of common stock issuable upon exercise of the Insider Warrants. The registration rights will be exercisable with respect to the initial shares and the Insider Warrants and the shares of common stock issuable upon exercise of such Insider Warrants at any time commencing upon the date that such shares are released from escrow. We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 555,556 shares of common stock (assuming no exercise of the underwriters’ over-allotment option) and up to 3,700,000 shares of common stock issuable on exercise of the Insider Warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business transaction more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our sponsor are registered.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles, we will not be able to complete a business transaction with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business transaction meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules.  These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Because of our limited resources and the significant competition for business transaction opportunities, it may be more difficult for us to complete a business transaction.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the type of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge, than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business transaction may delay the consummation of a transaction. Also, our obligation to pay cash for the shares of common stock redeemed in certain instances may reduce the resources available for a business transaction. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business transaction.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation.  Our executive office is located at 590 Madison Avenue, 35th Floor, New York, New York 10022. Our sponsor has agreed to provide us with office space and general and administrative services free of charge until consummation of the business transaction.  We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.    (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our Common Stock, Warrants and Units are each traded on the OTC Bulletin Board under the symbols SQTC, SQTCW and SQTCU, respectively.  Our units commenced public trading on May 20, 2010, and our common stock and warrants commenced public trading on June 10, 2010.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our Units, Common Stock and Warrants as reported on the OTC Bulleting Board.  The following table sets forth the high and low bid prices for our Units for the period from May 20, 2010 through December 31, 2010 and our Common Stock and Warrants for the period from June 10, 2010 through December 31, 2010.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
June 30, 2010	10.00	10.20	9.61	9.68	0.40	0.50
September 30, 2010	10.00	10.10	9.61	9.80	0.40	0.55
December 30, 2010	10.01	10.50	9.61	9.85	0.38	0.55

On February 7, 2010, the closing prices of our Common Stock, Units and Warrants were $10.10, $11.10 and $1.10, respectively.

(b) Holders

On February 7, 2010, there were 2 holders of record of our Common Stock, 7 holders of record of our Warrants and 1 holder of record of our Units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business transaction. The payment of any dividends subsequent to a business transaction will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

Prior to the consummation of the Offering, we completed a private placement of an aggregate of 3,700,000 Insider Warrants to our underwriters and our sponsor (3,500,000 by our sponsor and 200,000 by the underwriters), generating gross proceeds of $1,850,000.  Our sponsor   is indirectly controlled and partially owned by certain of the Company’s officers and directors. The Insider Warrants will be identical to the warrants sold in the Offering except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; (ii) are not subject to being called for redemption so long as they are held by the initial holders; and (iii) with respect to Insider Warrants held by the underwriters and beneficially owned by Mark Klein as a result of being a member of our sponsor, will expire five years from the effective date of the registration statement, or earlier upon redemption or liquidation. In addition, the Insider Warrants will be held in escrow until 30 days following the consummation of our initial business transaction. The private placement of the warrants was made pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended, or the Securities Act.

On November 6, 2009, the Company issued to the sponsor (i) 638,889 shares of restricted Common Stock (of which 32,633 were forfeited on May 28, 2010, as a result of the underwriters’ partial exercise of the over-allotment option), for an aggregate amount of $25,000 in cash.  The purchase price for each share of Common Stock (after giving effect to the forfeiture) was approximately $0.041 per share.  The sponsor agreed that these shares of Common Stock will not be sold or transferred until one year following consummation of a business transaction, subject to certain limited exceptions.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333- 163134), and which related to the initial public Offering of our units, was May 19, 2010. Each unit consisted of one share of common stock, $.0001 par value per share, and one warrant to purchase one share of common stock. A total of 5,750,000 (including the underwriters’ over allotment) units were registered at a proposed maximum aggregate Offering price of $57,500,000 (including the underwriters’ over allotment).

On May 25, 2010, the Company sold 5,000,000 Units in the Offering at a price of $10.00 per Unit.  Each Unit consists of one share of the Company’s Common Stock and a Warrant exercisable for one share of Common Stock.  On May 28, 2010, the Company sold an additional 456,300 Units subject to the underwriters’ over allotment option.  A total of 5,456,300 Units were sold in the Offering for an aggregate Offering price of $54,563,000.  The sole book running manager was Morgan Joseph & Co. Inc.

In addition, immediately prior to the Offering, our sponsor and the underwriters purchased an aggregate of 3,700,000 Insider Warrants (3,500,000 by our sponsor and 200,000 by the underwriters) from us at a price of $0.50 per warrant in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended, or the Securities Act.

The net offering proceeds to us from the sale of our Units and the private placement, after deducting underwriting discounts and commissions of $1,636,890 (including $600,193 placed in the Trust Account representing a deferred underwriters’ discount) and offering expenses of $1,495,900 (which includes $100,000 in deferred legal fees payable upon consummation of the initial business transaction), was $54,476,303.  $54,476,303 including proceeds from the sale of our Insider Warrants, plus interest is currently being held in trust and the remaining funds of approximately $397,000 are being held outside of the trust. The Company, in the aggregate incurred $2,096,093 in expenses in connection with the Offering.  The remaining proceeds are held for working capital such as business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public Offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. From the date of the Offering through December 31, 2010, $291,988 of the Offering proceeds have been used by us for working capital purposes.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through August 19, 2011, assuming that a business transaction is not consummated during that time.  We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private or public Offering of debt or equity securities if such funds are required to consummate a business transaction that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business transaction.

All proceeds from the Offering held in our Trust Account will be and is being invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a business transaction or (ii) the distribution of the Trust Account.

Other than as set forth below, no expenses of the Offering were paid to any of our officers and directors, to persons owning ten percent (10%) or more of Common Stock or any of their respective affiliates. We did, however, repay our sponsor and one of our executive officers for loans and advances made to us prior to the consummation of the Offering. The aggregate amount of the loans and advances was $15,051.

Mark Klein, our chairman, chief executive officer and president, is an associated person of Ladenburg Thalmann & Co., a member of FINRA, and a member of 57th Street GAC Holdings LLC, our sponsor.  As a member of our sponsor, Mark Klein is deemed a beneficial owner of 149,357 of the initial shares and 1,020,000 of the Insider Warrants purchased by our sponsor.

As a result of Mark Klein’s relationship with Ladenburg Thalmann & Co., the 149,357 insider shares and the 1,020,000 Insider Warrants beneficially owned by Mark Klein, together with the Insider Warrants purchased by the underwriters and the common stock underlying all such Insider Warrants, have been deemed to be underwriting compensation by FINRA and are therefore subject to a 360-day lock-up pursuant to Rule 5110(g)(1) of the FINRA Conduct Rules.  Mark Klein and the underwriters have agreed not to sell, transfer, assign, pledge or hypothecate the insider shares, the Insider Warrants or the common stock underlying the Insider Warrants beneficially owned by them, nor shall such insider shares, Insider Warrants or common stock underlying such Insider Warrants be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such insider shares, Insider Warrants or the common stock underlying such Insider Warrants to any person other than as permitted under Section 5110(g)(2) of the FINRA Conduct Rules.

The following table summarizes the compensation to our underwriters in connection with the Offering:

	Per Unit		Total
	Without Over- allotment	With Over- allotment	Without Over- allotment	With Over- allotment
Underwriting discounts and commissions paid by us (1)	$0.19	$0.19	$950,000	$1,092,500
Contingent fees paid by us (2)	0.11	0.11	550,000	632,500

(1)	Based on the underwriters’ discount equal to 1.9% of the gross proceeds from the sale of units offered to the public.

(2)
Based on a deferred fee payable to the underwriters equal to 1.1% of the gross proceeds from the sale of the units offered to the public that will become payable from the amounts held in the trust account solely in the event we consummate our initial business transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

We are a smaller reporting company as defined in Regulation S-K; as such pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov., and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We were formed on October 29, 2009, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets.  On January 9, 2011, we entered into a Business Combination Agreement to effectuate a business transaction as is more fully described in the Company’s Form 8-K, as filed with the Commission on January 10, 2011.

We presently have no revenue, have had losses since inception from incurring administrative costs of government compliance for a public company, have no operations other than the active solicitation of an acquisition target and have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

We intend to use cash from the proceeds of our Offering, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business transaction. The issuance of additional shares of our capital stock:

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

Changes in Financial Condition

Liquidity and Capital Resources

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

Immediately before consummation of the Offering, we entered into an agreement with our sponsor and the underwriters for the sale of 3,700,000 warrants in a private placement.  The warrants were sold at a price of $0.50 per warrant, generating net proceeds of $1,850,000.  All of the proceeds received from the sale of the Insider Warrants ($1,850,000) were placed in the Trust Account.  Each warrant entitles the holder to purchase from us one share of our common stock at a price of $11.50 subject to adjustments.  The insider warrants will be identical to the warrants sold in this offering except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; (ii) are not subject to being called for redemption so long as they are held by the initial holders; and (iii) with respect to insider warrants held by the underwriters and beneficially owned by Mark Klein as a result of being a member of our sponsor, will expire five years from the effective date of the registration statement, or earlier upon redemption or liquidation. In addition, the insider warrants will be held in escrow until 30 days following the consummation of our initial business transaction.

We believe the purchase price of the Insider Warrants was greater than the fair value of such warrants.  Therefore, we will not be required to incur a compensation expense in connection with the purchase by our sponsors of the Insider Warrants on the date of issuance.

On May 25, 2010, we consummated our initial public offering of 5,000,000 Units at a price of $10.00 per Unit.  Each Unit consists of one share of the Company’s Common Stock and one Warrant.  On May 28, 2010, the Company sold an additional 456,300 Units subject to the underwriters’ over allotment option.  Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $11.50 commencing the later of the 30 days following the completion of an initial business transaction or May 19, 2011 (one year from the effective date of the offering), and expiring five years from the date of our initial business transaction, or earlier upon redemption or liquidation.

On May 25, 2010, the Company received net proceeds of approximately $48,816,340, before deducting deferred underwriting compensation of $550,000 and $100,000 for the purchase of 200,000 warrants by the underwriter.  On May 28, 2010, the Company received additional net proceeds of $4,423,286 before deducting deferred underwriting compensation of $50,193.  Total gross proceeds to the Company from the 5,456,300 Units sold in the Offering (including the 456,300 Units sold pursuant to the over-allotment option) were $54,563,000.

The net proceeds we received from the private placement and the sale of our units and warrants were $55,017,100 (not including deferred underwriting discounts and commissions of $600,193 of deferred underwriters fee and $100,000 of deferred legal fees).  Of this amount, $54,476,303 was placed in a Trust Account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, as trustee.  The remaining funds of approximately $600,692 were held outside of the trust. As of December 31, 2010, we had approximately $415,360 (including $18,447 of interest we earned on funds in the trust account, which we are entitled to in order to cover our operating expenses and the costs associated with our plan of dissolution and liquidation if we do not consummate a business combination) that we may use to cover our operating expenses until August 19, 2011 and to cover the expenses incurred in connection with a business transaction.

In order to meet our working capital needs following the consummation of our Offering, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his or her sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.50 per warrant at the option of the lender.  The warrants would be identical to the insider warrants.  The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan.  The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date.  We will bear the expense incurred with the filing of any such registration statements.  To date, no such loans have been made to us.

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

Out of the proceeds of our Offering which remained available outside of the trust account, we obtained Officers and Directors insurance covering a 15 month period from May 19, 2010 through August 19, 2011 at a cost of $93,265 with a prepaid balance at December 31, 2010 of $47,334.

For the year ended December 31, 2010 we used cash of $145,116 in operating activities (which was attributable to an increase in prepaid expenses of $47,334 together with a net loss for the period of $401,955, accounts payable and accruals of $159,903, increase in franchise taxes payable of $144,217 and $53 of depreciation) resulting in a net increase in cash of $388,830. Adding the net cash increase of $388,830 to the cash we started with at January 01, 2010 of $8,083, we ended the period at December 31, 2010 with a cash balance of $396,913.

The $600,193 of the funds attributable to the deferred underwriting discounts and commissions (1.1% of the gross proceeds from the sale of the units sold in the Offering) and $100,000 of deferred legal fees, in connection with the Offering, will be released to the underwriters and counsel, respectively, upon consummation of the Transaction.

From January 1 through June 30, 2010, an officer of the Company paid vendor bills on behalf of the Company in the aggregate amount of $5,051, which was due on demand without interest. The balance was repaid from the proceeds of the Offering in May 2010.

If the Transaction is consummated, the funds held in the Trust Account will be released to pay (i) the $27 million cash consideration to the Members of Crumbs in accordance with the Agreement and the liabilities and obligations of the Company due and owing or incurred at or prior to the effective date of the Transaction (i) to stockholders of the Company holding shares of Common Stock sold in the Offering who shall have validly tendered and not withdrawn their shares of Common Stock pursuant to the Company’s certificate of incorporation and to holders of the outstanding warrants who shall have validly tendered and not withdrawn their warrants in the Tender Offer, (ii) to the underwriter of the Offering as to approximately $600,193 representing deferred underwriting commissions and discounts payable upon consummation of the Transaction, (iii) with respect to filings, applications and/ or other actions taken pursuant to the Agreement required under any antitrust laws, and (iv) to third parties (e.g., professionals, advisors, printers, etc.) who have rendered services to the Company in connection with the Transaction.

If we are unable to consummate the Transaction by August 19, 2011, we (i) cease all operations except for the purposes of winding up, (ii) redeem 100% of our public shares of common stock for a per share pro rata portion of the trust account, including the interest earned thereon, but net of any taxes and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. If we are forced to liquidate, the per share liquidation amount may be less than the initial per unit offering price because of the underwriting commissions and expenses related to our Offering and because of the value of the warrants in the per unit offering price. Additionally, if third parties make claims against us, the Offering proceeds held in the Trust Account could be subject to  those claims, resulting in a further reduction to the per share liquidation price. Under Delaware law, our stockholders who have received distributions from us may be held liable for claims by third parties to the extent such claims have not been paid by us. Furthermore, our warrants will expire worthless if we liquidate before the consummation of the Transaction.

Results of Operations

For the year ended December 31, 2010, we had net (loss) of 401,955 consisting of interest income of $18,447 less costs attributable to organization, formation and general and administrative expenses of $420,402. For the period from October 29, 2009 (inception) through December 31, 2009, we had a net loss of $3,993, attributable to organization, formation and general and administrative expenses of $3,993.

On May 25, 2010, the Company received net proceeds of approximately $48,816,340, before deducting deferred underwriting compensation of $550,000 and $100,000 for the purchase of 200,000 warrants by the underwriter.  On May 28, 2010, the Company received additional net proceeds of $4,423,286 before deducting deferred underwriting compensation of $50,193.  Total gross proceeds to the Company from the 5,456,300 Units sold in the Offering (including the 456,300 Units sold pursuant to the over-allotment option) were $54,563,000.

We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect our expenses to increase substantially after this annual period if we consummate the Transaction as a result of our acquiring an operating company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

Off-Balance Sheet Arrangements

None.

Item 8.   Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our Certifying Officers have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Mark D. Klein	49	Chairman, Chief Executive Officer, President and Director
Paul D. Lapping	48	Chief Financial Officer, Treasurer, Secretary and Director
Frederick G. Kraegel	62	Director
Leonard A. Potter	49	Director
Andrew A. Fink	41	Director

Mark D. Klein has been Chief Executive Officer, President and a Director since inception, and our Chairman of the Board since April 2010. Also in April 2010, Mr. Klein became a Managing Member and Majority Partner of M. Klein & Company, LLC, which owns the Klein Group, LLC, a registered broker dealer. Mr. Klein also maintains registration with the Klein Group, LLC as a registered representative and Principal. Between March 2007 and July 2009, Mr. Klein was the Chief Executive Officer, President and a Director of Alternative Asset Management Corporation ("AAMAC"), a special purpose acquisition company he helped form in 2007 and which completed a merger with Great American Group LLC in July 2009. Mr. Klein is also a registered representative at Ladenburg Thalmann & Co. Inc., a Managing Member of the LTAM Titan Fund, a fund of funds hedge fund and was one of the Principals of Aldebaran Investments, LLC, a private fund which invested in special purpose acquisition companies. From April 2007 until August 2008, Mr. Klein was the Chief Executive Officer of Hanover Group US LLC, an indirect US subsidiary of the Hanover Group. Prior to joining Hanover in 2007, Mr. Klein was Chairman of Ladenburg Thalmann & Co. Inc., a leading underwriter of blank check companies, which is engaged in retail and institutional securities brokerage, investment banking and asset management services. From March 2005 to September 2006, he was Chief Executive Officer and President of Ladenburg Thalmann Financial Services, Inc., the parent of Ladenburg Thalmann & Co. Inc., and Chief Executive Officer of Ladenburg Thalmann Asset Management Inc., a subsidiary of Ladenburg Financial Services, Inc. Prior to joining Ladenburg Thalmann, from June 2000 to March 2005, Mr. Klein served as the Chief Executive Officer and President of NBGI Asset Management, Inc. and NBGI Securities, which were the US subsidiaries of the National Bank of Greece, the largest financial institution in Greece. Prior to joining NBGI, Mr. Klein was President and Founder of Newbrook Capital Management, Founder and Managing Member of Independence Holdings Partners, LLC, a private equity fund of funds company, and Founder and General Partner of Intrinsic Edge Partners, a long/short equity hedge fund. Prior to the formation of Newbrook Capital Management and Independence Holdings Partners, LLC, Mr. Klein was a Senior Portfolio Manager for PaineWebber and Smith Barney Shearson. Mr. Klein also serves as a member of the board of directors of Great American Group, Inc. Mr. Klein is a graduate of J.L. Kellogg Graduate School of Management at Northwestern University, with a Masters of Management Degree and also received a Bachelors of Business Administration Degree with high distinction from Emory University.

Paul D. Lapping has been Chief Financial Officer, Treasurer, Secretary and Director since inception. From January 2011 and through the present, Mr. Lapping has served as the Chief Operations Officers of Next BDC Capital Corp., a private company.   Between March 2007 and July 2009, Mr. Lapping was the Chief Financial Officer, Treasurer and Secretary of AAMAC, a special purpose acquisition company which recently completed a merger with Great American Group LLC.  From August 2003 to June 2006, Mr. Lapping served as the president of Lapping Investments, LLC, a personal investment fund targeting lower middle market leveraged buyouts. From April 2007 until August 2008, Mr. Lapping served as a Managing Director of Hanover Group US LLC. From April 2000 to November 2003, Mr. Lapping was a general partner of Minotaur Partners II, L.P., a private investment partnership Mr. Lapping formed to invest equity in small and middle-market marketing driven companies with an emphasis on emerging technologies. From December 1995 to January 2002, Mr. Lapping was a general partner of Merchant Partners, LP, a private investment partnership focused on direct marketing, business and consumer services companies. Prior to joining Merchant Partners, Mr. Lapping served in various corporate development roles with Montgomery Ward Holding Corp., a retail, catalog, direct marketing and home shopping company, and Farley Industries, Inc., a management company providing services to Farley Inc., a private investment fund holding company, and its related entities including Fruit of the Loom, Inc., Farley Metals, Inc., Acme Boot Company and West Point-Pepperell, Inc. Mr. Lapping also served in various positions with Golder, Thoma and Cressey, a private equity firm, and with the merger and acquisition group of Salomon Brothers Inc. Mr. Lapping received a Bachelor of Science from the University of Illinois and a Masters of Management Degree from the Kellogg School of Business at Northwestern University.

Frederick G. Kraegel has been a Director since inception. Mr. Kraegel has extensive experience in evaluating businesses and in working with companies with complex financial issues. He has been with Bridge Associates LLC since February 2003, currently is a Senior Director and in such capacity has served in a number of roles including as financial advisor to the Chapter 7 Trustee of Refco, LLC. Mr. Kraegel was an independent consultant from July 2002 to February 2003. From July 2001 to July 2002 Mr. Kraegel was Executive Vice President, Chief Administrative Officer and Director of AMF Bowling Worldwide, Inc. where he was hired to provide direction for the Chapter 11 process and financial, information technology and real estate functions. Mr. Kraegel was President and Director of Acme Markets of Virginia, Inc. from 2000 to 2001 and led the effort in which the retail operations of the 32-store chain were sold. In 1998, he was hired as Senior Vice President and Chief Financial Officer of Factory Card Outlet Corp., a public company, to direct the financial restructuring of the company including the filing a Chapter 11 proceeding in 1999; Mr. Kraegel left the company in 2000 prior to its emergence from bankruptcy in 2002. Mr. Kraegel was a partner at Peat, Marwick Mitchell & Co. (now KPMG LLP) and is a CPA. Mr. Kraegel graduated from Valparaiso University in 1970 with a Bachelor of Science Degree in Business Administration with a concentration in Accounting. Mr. Kraegel serves on the boards of Concordia Plan Services, Inc., Thrivent Financial for Lutherans and Valparaiso University.

Leonard A. Potter has been a Director since inception. Since January 1, 2010, Mr. Potter has been the Chief Investment Officer for Salt Creek Hospitality LLC, an acquirer of hotel and lodging related assets.  From December 2002 through July 2009, Mr. Potter was a Managing Director of Private Equity at Soros Fund Management LLC where, from May 2005 through July 2009, Mr. Potter served as co-head of the Private Equity group and a member of the Private Equity Investment Committee. From September 1998 until joining Soros Fund Management LLC in 2002, Mr. Potter was a Managing Director of Alpine Consolidated LLC, a private merchant bank, and from April 1996 through September 1998, Mr. Potter founded and served as a Managing Director of Capstone Partners LLC, a private merchant bank. Prior to founding Capstone Partners, Mr. Potter was an attorney specializing in mergers, acquisitions and corporate finance at Morgan, Lewis & Bockius and Willkie Farr & Gallagher.   Mr. Potter is a currently a director of Solar Capital Ltd., a public business development company, Auto Europe, a private car rental company, Stonegate Production Company, a private oil and gas exploration and production company, Hilton Hotel Corp., a private hotel management and ownership company and Next BDC Capital Corp, a private company.  Mr. Potter is also a director of Solar Senior Capital, Ltd., an investment company and has previously served as a director of several other public companies. Mr. Potter also currently serves as a director of a number of private companies. Mr. Potter has a Bachelors of Arts Degree from Brandeis University and a Juris Doctor Degree from the Fordham University School of Law.

Andrew A. Fink has been a Director since January, 2010.  Andrew A. Fink is a Managing Director of Trevi Health Ventures LP, which he co-founded in March 2005.  From 2003 to 2005, Mr. Fink was the principal of Groton Partners LLC, a New York-based merchant banking firm where he was responsible for principal investments and advisory assignments in molecular diagnostics, medical devices, biopharmaceuticals and healthcare services   From 2000 to 2003, Mr. Fink was a member of the Healthcare and Life Sciences Group at Dresdner Kleinwort Wasserstein, Inc., the investment banking arm of Germany's Dresdner Bank AG, where Mr. Fink led the firm’s medical technology effort, advising corporate clients on mergers & acquisitions and capital markets transactions.   Mr. Fink began his career as a corporate lawyer at Paul, Weiss, Rifkind, Wharton & Garrison in New York in 1996.  Mr. Fink has a Bachelors of Arts Degree, magna cum laude, from Columbia College (where he was elected to Phi Beta Kappa) and a Juris Doctor from Columbia School of Law.  Mr. Fink is currently a member of the Board of Directors of Ikonisys, Inc., Flynn Pharma Ltd., Small Bone Innovations, Inc., MedAvante, Inc. and Manhattan Physicians Laboratories LLC.  Mr. Fink is also a member of the Board of Directors of the Alumni Association of Columbia College and the StreetSquash Organization.

Advisory Board

In addition to our board of directors, we have established an advisory board.  As of the date of this Annual Report, the members of our Advisory Board are:

Name	Age	Position
Michael J. Levitt	51	Member
Jonathan I. Berger	40	Member
Michael S. Gross	49	Member

Our Advisory Board is comprised of individuals who have the background and experience to assist us in evaluating our business strategies and development.  Our special advisors will not participate in managing our operations. We have no formal arrangement or agreement with these individuals to provide services to us and accordingly, they have no contractual or fiduciary obligations to present business opportunities to us. We expect that members of the Advisory Board will provide advice, insights, contacts and other assistance to us based on their extensive industry experience and involvement in areas of activity that are strategic to us. In addition to individual meetings or phone conferences with members of the Advisory Board, we have conducted bi-annual meetings with the Advisory Board to discuss our strategy and industry trends.

Prior to becoming members of our advisory board, Mr. Levitt was the chairman of our board of directors, and Mr. Berger was a member of our board of directors.  While we anticipate that each of Messrs. Levitt and Berger will continue to devote as much time as needed to our business and our efforts to consummate a business transaction, they elected to step down from our board of directors and become members of our advisory board to avoid the appearance that their position with us would restrict their other professional or business endeavors.

The following is a brief summary of the background of each member of our Advisory Board. There are no family relationships among any of the advisors, executive officers or directors.

Michael J. Levitt has been a member of our Advisory Board since April 2010. Mr. Levitt was the Chairman of our Board of Directors from October, 2009 through April, 2010.  In 2001, Mr. Levitt founded Stone Tower Capital LLC (“STC”), an alternative investment firm focused on credit and credit-related assets, and is responsible for the overall strategic direction of STC and the development of the firm’s investment philosophies. Previously, Mr. Levitt was a partner in the New York office of Hicks, Muse, Tate & Furst Incorporated, where he was involved in many of the firm's investments and managed the firm’s relationships with banking firms.  Prior thereto, Mr. Levitt served as the Co-Head of the Investment Banking Division of Smith Barney Inc. with responsibility for the advisory, private equity sponsor and leveraged finance activities of the firm.  Mr. Levitt began his investment banking career at, and ultimately served as a Managing Director of, Morgan Stanley & Co., Inc.  Mr. Levitt oversaw the firm’s corporate finance and advisory businesses related to private equity firms and non-investment grade companies.  Mr. Levitt also serves as a member of the board of directors of Great American Group, Inc. Mr. Levitt has a Bachelors of Business Administration degree from the University of Michigan and a Juris Doctor Degree from the University of Michigan Law School.  Mr. Levitt serves on the University of Michigan investment advisory board.

Jonathan I. Berger has been a member of our Advisory Board since April 2010. Mr. Berger was one of our Directors from October, 2009 through April, 2010. Mr. Berger is currently President and Chief Investment Officer of Stone Tower Capital LLC (“STC”), where he oversees all investment and non-investment operations.  Mr. Berger is in charge of day-to-day management of STC with oversight of all investment and non-investment operations. In addition, he is responsible for overseeing STC’s investment activities and portfolios in corporate credit funds, and chairs all of STC’s investment committees. Previously, he was a Co-Founder and Partner of Pegasus Capital Advisors L.P (“Pegasus”). Prior to Pegasus, Mr. Berger was a Vice President in the High Yield and Distressed Securities Group at UBS Securities LLC. Prior thereto, he was a Principal at Rosecliff, Inc., a middle-market private equity fund. Prior thereto, Mr. Berger was an Associate in the Leveraged Finance Group at Salomon Brothers Inc. Mr. Berger holds a B.S. in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

Michael S. Gross has been a member of our Advisory Board since April 2010.  Mr. Gross was the managing member, the chairman of the board of directors and the chief executive officer of Solar Capital LLC since its inception in February 2007, and has been the chairman of the board of directors since December 2007, and chief executive officer and president since November 2007, of Solar Capital Ltd. Mr. Gross also currently serves as the managing member of Solar Capital’s investment adviser, Solar Capital Partners. From July 2006 through approximately the first quarter of 2009, Mr. Gross was a partner in Magnetar Capital Partners, LP. Between February 2004 and February 2006, Mr. Gross was the president and chief executive officer of Apollo Investment Corporation, a publicly traded business development company that he founded and on whose board of directors and investment committee he served as chairman from February 2004 to July 2006, and was the managing partner of Apollo Investment Management, L.P., the investment adviser to Apollo Investment Corporation. Apollo Investment Corporation invests primarily in middle-market companies in the form of senior secured and mezzanine loans as well as by making direct equity investments in such companies. Under his management, Apollo Investment Corporation raised approximately $930 million in gross proceeds in an initial public Offering in April 2004 and invested approximately $2.3 billion in over 65 companies in conjunction with 50 different private equity sponsors. From 1990 to February 2006, Mr. Gross was a senior partner at Apollo Management, L.P., a leading private equity firm which he founded in 1990 with five other persons. Since its inception, Apollo Management, L.P. has invested more than $13 billion in over 150 companies in the United States and Western Europe. During his tenure at Apollo Management, L.P., Mr. Gross was a member of an investment committee that was responsible for overseeing such investments. In addition, from 2003 to February 2006, Mr. Gross was the managing partner of Apollo Distressed Investment Fund, an investment fund he founded to invest principally in non-control oriented distressed debt and other investment securities of leveraged companies. Prior to his time at Apollo Management, L.P., Mr. Gross was employed by Drexel Burnham Lambert Incorporated. From June 2006 to August 2008, Mr. Gross served as the chief executive officer, chairman of the board of directors and secretary of Marathon Acquisition Corp., a publicly traded special purpose acquisition company. Mr. Gross currently serves on the boards of directors of Saks, Inc., Global Ship Lease Inc. and Jarden Corporation, and in the past has served on the boards of directors, including in certain cases, in the capacity as a lead director, of more than 20 public and private companies. He is a founding member, and serves on the executive committee, of the Youth Renewal Fund, is the chairman of the board of Mt. Sinai Children’s Center Foundation, and serves on the Board of Trustees of The Trinity School and the Board of Directors of New York Road Runners. Mr. Gross holds a B.B.A. in accounting from the University of Michigan and an M.M. from the J.L. Kellogg Graduate School of Management at Northwestern University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.  Based solely upon a review of such Forms, management believes that all of these reports were filed in a timely manner.

Audit Committee and Audit Committee Financial Expert

Our board of directors intends to establish an audit committee upon consummation of a business transaction. At that time our board of directors intends to adopt a charter for the audit committee. Accordingly, we do not have an audit committee financial expert at this time and will not have such an expert until we consummate our initial business transaction.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11. Executive Compensation

Compensation Discussion and Analysis

No compensation of any kind, including finders and consulting fees, has or will be paid to any of our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business transaction.  However, our officers and directors may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.  There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged (except that reimbursement may not be made using funds in the trust account unless and until a business transaction is consummated). If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.  Since our formation, we have not granted any plan or non plan compensation to any of our officers or directors, including any equity awards, stock options or stock appreciation rights or any awards under any compensation plans.

After our business transaction, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the notice furnished to our stockholders. It is unlikely, however, that the amount of such compensation will be known at the time of a stockholder meeting held to consider a business transaction, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors, in accordance with the rules of the OTC Bulletin Board.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not currently have a compensation committee and intend to establish such a committee following consummation of a business transaction.  We do not feel a compensation committee is necessary prior to a business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business transaction other than as disclosed in this Annual Report.  All members of our board of directors reviewed the Compensation Discussion and Analysis and agreed that it should be included in this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 6,062,556 shares of our common stock outstanding as of February 7, 2011, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners(1)	Amount and nature of beneficial ownership	Percentage of outstanding common stock
57th Street GAC Holdings LLC(2)	606,256	10%
Mark D. Klein (2)(3)	162,988	2.69%
Paul D. Lapping (2)(4)	606,256	10%
Frederick G. Kraegel (2)(5)	6,063	* %
Leonard A. Potter (2)(6)	79,896	1.32%
Andrew A. Fink(2)(7)	39,948	* %
Michael J. Levitt (2)(8)	156,596	2.58%
Jonathan I. Berger (2)(8)	156,596	2.58%
Michael Gross (2)(9)	79,896	1.32%
Brian Taylor (10)	495,000	8.2%
Bulldog Investors, Special Opportunities Fund Inc.(11)	425,000	7%
Canton Holdings, L.L.C. (12)	490,000	8.1%
All directors and officers as a group (5 persons)	606,256	10%
* Less than 1 percent.

(1)  Unless otherwise indicated, the business address of each of the stockholders is 590 Madison Avenue, 35th Floor, New York, New York 10022.

(2) The sole managing member of 57th Street GAC Holdings LLC, our sponsor, is Paul D. Lapping who has sole voting and dispositive power over our sponsor and, as a result, Mr. Lapping may be considered the beneficial owner of any shares owned by the sponsor.  The members of the sponsor are Mark D. Klein, Jakal Investments LLC, an entity controlled by Mr. Lapping, Frederick G. Kraegel, Leonard A. Potter, Andrew A. Fink and Michael Gross and 57th Street Partners LLC, whose sole managing members are Mr. Levitt and Mr. Berger.

 (3) This amount includes shares of common stock beneficially owned by Mr. Klein through his ownership interest in the sponsor. Does not include 1,020,000 Insider Warrants beneficially owned by Mr. Klein through his ownership interest in the sponsor.  Mr. Klein disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(4)  Mr. Lapping is sole managing member of Jakal Investments, LLC, a family trust of Mr. Lapping. Mr. Lapping is the sole managing member of our sponsor and has sole voting and dispositive power over the sponsor and as a result he may be deemed to be the beneficial owner of any shares owned by the sponsor.  Jakal Investments LLC, through its ownership interest in the sponsor may be deemed the beneficial owner of 80,870 shares of common stock.  Does not include 250,000 Insider Warrants beneficially owned by Jakal Investments LLC through its beneficial ownership in the sponsor.  Mr. Lapping disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(5) This amount includes shares of common stock beneficially owned by Mr. Kraegel through his ownership interest in the sponsor.  Mr. Kraegel disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(6) This amount includes shares of common stock beneficially owned by Mr. Potter through his ownership interest in the sponsor.  Does not include 500,000 Insider Warrants beneficially owned by Mr. Potter through his ownership in the sponsor.  Mr. Potter disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(7) This amount includes shares of common stock beneficially owned by Mr. Fink through his ownership interest in the sponsor.  Does not include 250,000 Insider Warrants beneficially owned by Mr. Fink through his ownership in the sponsor.  Mr. Fink disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.

(8) Mr. Levitt and Mr. Berger are the sole managing members of 57th Street Partners LLC and have sole voting and dispositive power over 57th Street Partners LLC.  This amount includes shares of common stock beneficially owned by 57th Street Partners LLC through its ownership of the sponsor.  Does not include 980,000 Insider Warrants beneficially owned by 57th Street Partners LLC through its ownership of the sponsor.  Messrs. Levitt and Berger disclaim beneficial ownership of any shares in which they do not have a pecuniary interest.  The address of Messrs. Levitt and Berger are c/o Stone Tower Capital, 152 West 57th Street, 35th Floor, New York, NY 10019.

(9)  This amount includes shares of common stock beneficially owned by Mr. Gross through his ownership interest in the sponsor.  Does not include 500,000 Insider Warrants beneficially owned by Mr. Gross through his ownership of the sponsor.  Mr. Gross disclaims beneficial ownership of any shares in which he does not have a pecuniary interest.  Mr. Gross’ address is 500 Park Avenue, New York, NY 10022.

(10)  Based on information contained in Schedule 13G filed by the following persons on May 27, 2010, Brian Taylor is the principal of each of Pine River Capital Management L.P., and Nisswa Acquisition Master Fund Ltd. Each of Mr. Taylor, Pine River Capital Management L.P., and Nisswa Acquisition Master Fund Ltd. have shared voting and dispositive power with respect to the shares.  The address of these beneficial holders is Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(11) Based on information contained in Schedule 13G filed by the following persons on May 28, 2010, Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors.  Bulldog Investors has the sole voting and dispositive power with respect to 425,000 shares of common stock.   The address of Bulldog Investors Special Opportunities Fund Inc. is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, NJ 07663.

(12) Based on information contained in Schedule 13G filed by the following persons on May 28, 2010, Archer Capital Master Fund, L.P., a Cayman Islands exempted limited partnership (“Archer Master Fund”), (ii) Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), is the investment manager to Archer Master Fund and certain other private investment vehicles (collectively, the “Funds”), (iii) Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”), as the general partner of Archer, (iv) Joshua A. Lobel, an individual, as a principal of Canton, and (v) Eric J. Edidin, an individual, as a principal of Canton.  All shares of Common Stock are held by the Funds.  Archer Master Fund has the power to vote and dispose of 372,537 shares of Common Stock. Canton, Archer, Mr. Lobel and Mr. Edidin have the power to vote and dispose of the 490,000 shares of Common Stock held collectively by the Funds.  The address of all such reporting person is 570 Lexington Avenue, 40th Floor, New York, NY 10022.

Changes in Control

Pursuant to the Agreement, upon the consummation of the Transaction, all directors of 57th Street shall resign and the Members of Crumbs shall appoint or elect five directors to serve on the Company’s board of directors.  Also pursuant to the terms of the Agreement, we will (subject to market conditions) conduct a Tender Offer pursuant to Rule 13e-4 and Regulation 14E (each, as modified, waived or otherwise agreed to with the SEC) of the Securities Exchange Act of 1934, as amended.  Through the Tender Offer, our stockholders will be provided with the opportunity to redeem up to 88% of the shares of Common Stock issued in the Offering.  Furthermore, in connection with the Transaction, the Members of Crumbs, in accordance with the terms and conditions of the Agreement, will receive equity securities in the Company and equity securities that are convertible into Common Stock of the Company, as more fully described in the Form 8-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

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

On May 25, 2010, we issued the Insider Warrants to purchase up to 3,500,000 shares of common stock from the Company for $1,750,000. The Insider Warrants are identical to the warrants sold in the Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; (ii) are not subject to being called for redemption; and (iii) with respect to Insider Warrants held by the underwriters and beneficially owned by Mark Klein as a result of being a member of the sponsor, will expire May 19, 2015, or earlier upon redemption or liquidation.

On May 19, 2010, our sponsor placed the initial shares and the insider warrants into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent.  The initial shares will not be released from escrow until one year following our business transaction, unless we were to consummate a transaction after the consummation of the initial business transaction that results in all of our stockholders having the right to exchange their public shares for cash, securities or other property.  The Insider Warrants will not be released from escrow until 30 days following the consummation of our initial business transaction.  Pursuant to the Agreement with Crumbs, the sponsor will execute a letter agreement, whereby, 150,000 shares of common stock issued to the sponsor, shall remain in escrow until certain Company milestones are satisfied.

The Company issued a $10,000 unsecured promissory note to the sponsor on November 10, 2009. The note, which was paid from proceeds of the Offering in May 2010, was non-interest bearing and was payable on the earlier of December 31, 2010 or the consummation of the Offering.

From January 1 through June 30, 2010, an officer of the Company paid vendor bills on behalf of the Company in the aggregate amount of $5,051, which was due on demand without interest. The balance was repaid from the proceeds of the Offering in May 2010.

Mark Klein, our chairman, chief executive officer and president, is an associated person of Ladenburg Thalmann & Co., a member of FINRA and one of the underwriters of our Offering, and a member of our sponsor.  As a member of our sponsor, Mark Klein is deemed a beneficial owner of 149,357 of the initial shares and 1,020,000 of the initial warrants purchased by our sponsor.  As a result of Mark Klein’s relationship with Ladenburg Thalmann & Co., the 149,357 insider shares and the 1,020,000 Insider Warrants beneficially owned by Mark Klein, together with the Insider Warrants purchased by the underwriters and the Common Stock underlying all such Insider Warrants, have been deemed to be underwriting compensation by FINRA and are therefore subject to a 360-day lock-up pursuant to Rule 5110(g)(1) of the FINRA Conduct Rules.  Mark Klein and the underwriters have agreed not to sell, transfer, assign, pledge or hypothecate the insider shares, the Insider Warrants or the common stock underlying the Insider Warrants beneficially owned by them, nor shall such insider shares, Insider Warrants or common stock underlying such Insider Warrants be the subject of any hedging, short sale, derivative, put or call transaction that would result in the effective economic disposition of such insider shares, Insider Warrants or the common stock underlying such Insider Warrants to any person other than as permitted under Section 5110(g)(2) of the FINRA Conduct Rules.

In order to protect the amounts held in the trust account, Mark D. Klein, our chairman, chief executive officer and president, and Paul D. Lapping, our chief financial officer, treasurer, secretary and director, have agreed to indemnify us for all claims of creditors, to the extent that we fail to obtain waivers from vendors, service providers and prospective target business to the extent necessary to ensure that the amounts in the trust account available for distribution to our stockholders below approximately $9.98 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Klein and Lapping will not be responsible to the extent of any liability for such third party claims.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business transactions. Reimbursable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in the trust account until these proceeds are released to us upon the completion of a business transaction, provided there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business transaction is in our public stockholders’ best interest.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation, reimbursements, cash payments or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any of our securities, will be paid to our sponsor, officers or directors, or to any of our or their respective affiliates prior to or with respect to a business transaction.

After the consummation of a business transaction, if any, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies. Further, after the consummation of a business transaction, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies.

Unless stated otherwise, our board of directors reviews any related party transactions to determine whether they are in the best interest of the Company and the Company’s stockholders.

Director Independence

Although our securities are quoted on the Over-the-Counter Bulletin Board, we apply the NYSE Amex standard in determining independent directors.  The NYSE Amex requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that Frederick G. Kraegel, Leonard A. Potter and Andrew A. Fink are independent directors as defined under the NYSE Amex listing standards and Rule 10A-3 promulgated under the Exchange Act, constituting a majority of our board of directors.

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2010, the firm of Rothstein, Kass & Company, P.C., which we refer to as Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass in connection with regulatory filings.  We paid Rothstein Kass $37,500 in connection with our audited financials for the period ended March 31, 2010 and for the period from October 29, 2009 (inception) through March 31, 2010 and $16,000 for reviews of interim financial statements through September 30, 2010.  We expect to be billed approximately $12,500 in connection with our December 31, 2010 fiscal year-end audit and $6,000 in connection with the review of interim financial statements through September 30, 2010.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by Rothstein Kass during the last two fiscal years.

Tax Fees. We expect to be billed $28,000 by Rothstein Kass for tax planning and tax advice for the year ended December 31, 2010.

All other fees.  We paid Rothstein Kass $29,792 for consulting services for our due diligence review in connection with the investigation of an acquisition target.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

57th Street General Acquisition Corp.
(a development stage company)
Index to Financial Statements
December 31, 2010

Report of Independednt Registered Public Accounting Firm - Rothstein, Kass & Company, P.C.	F-1

Financial Statements

Balance Sheets	F-2
Statements of Operations	F-3
Statement of Changes in Stockholders' Equity	F-4
Statements of Cash Flow	F-5 to F-6
Notes to Financial Statements	F-7 to F-16

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
57th Street General Acquisition Corp.

We have audited the accompanying balance sheets of 57th Street General Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010 and the periods from October 31, 2009 (date of inception) to December 31, 2009 and October 29, 2009 (date of inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by August 19, 2011, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and the periods from October 29, 2009 (date of inception) to December 31, 2009 and October 29, 2009 (date of inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
February 10, 2011

57th Street General Acquisition Corp.
(a development stage company)
BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current assets
Cash	$396,913	$8,083
Prepaid expenses	47,334	-
	444,247	8,083

Fixed assets, net of accumulated depreciation of $53	3,113	-
Deferred offering costs	-	72,524
Investments held in Trust Account	54,494,749	-

Total assets	$54,942,109	$80,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$160,904	$48,763
Franchise taxes payable	145,054	837
Total current liabilities	305,958	49,600

Deferred underwriting compensation	600,193	-
Deferred legal fees related to the offering	100,000	-
Note payable, stockholder	-	10,000

Total liabilities	1,006,151	59,600

Commitments and contingencies (see Note E)

Common stock subject to possible redemption, 4,801,544 shares (at redemption value)	47,939,147	-

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $.0001 par value, 100,000,000 shares authorized; 6,062,556 shares issued and outstanding at December 31, 2010 (which includes 4,801,544 shares subject to possible redemption) and; 638,889 shares issued and outstanding at December 31, 2009	606	64
Additional paid-in capital	6,402,153	24,936
Deficit accumulated during development stage	(405,948)	(3,993)

Total stockholders' equity	5,996,811	21,007

Total liabilities and stockholders' equity	$54,942,109	$80,607

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF OPERATIONS

		October 29, 2009	October 29, 2009
	Year Ended	(date of inception) to	(date of inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

Revenue	$-	$-	$-
General and administrative expenses	420,402	3,993	424,395
Loss from operations	(420,402)	(3,993)	(424,395)

Other Income
Interest income	18,447	-	18,447

Net loss attributable to common shares not subject to possible redemption	$(401,955)	$(3,993)	$(405,948)

Weighted average number of common shares outstanding, basic and diluted	3,904,466	559,028	3,405,380

Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.01)	$(0.12)

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from October 29, 2009 (date of inception) to
December 31, 2010

	Common Stock			Deficit accumulated
	Shares	Amount $.0001 par	Additional paid-in capital	during development stage	Total stockholders' equity
Sale of common stock issued to initial stockholder on October 30, 2009 at $.039 per share	638,889	$64	$24,936	$-	$25,000

Net loss attributable to common stockholder not subject to possible redemption	-	-	-	(3,993)	(3,993)

Balance at December 31, 2009	638,889	64	24,936	(3,993)	21,007

Sale on May 25, 2010 of 5,000,000 units, net of underwriters' discount and offering expenses (including 4,400,000 shares subject to possible redemption)	5,000,000	500	48,093,316		48,093,816

Sale on May 28, 2010 of 456,300 units pursuant to underwriter's over allotment, net of underwriters’ discount and offering expenses (including 401,544 shares subject to possible redemption)	456,300	45	4,373,048		4,373,093

Forfeiture of sponsor shares in connection with the underwriters election to not exercise their over-allotment option in full	(32,633)	(3)			(3)

Net proceeds subject to possible redemption of 4,801,544 shares at redemption value	-	-	(47,939,147)		(47,939,147)

Sale on May 25, 2010 of private placement warrants to the sponsor and the underwriters	-	-	1,850,000		1,850,000

Net loss attributable to common shares not subject to possible redemption	-	-	-	(401,955)	(401,955)

Balance at December 31, 2010	6,062,556	$606	$6,402,153	$(405,948)	$5,996,811

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF CASH FLOW

		October 29, 2009	October 29, 2009
		(date of	(date of
	Year Ended	inception) to	inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(401,955)	$(3,993)	$(405,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	-	53

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(47,334)	-	(47,334)
Increase in accounts payable and accrued expenses	159,903	1,000	160,903
Increase in franchise taxes payable	144,217	837	145,054
Net cash used in operating activities	(145,116)	(2,156)	(147,272)

Cash Flows from Investing Activities:
Investments held in Trust Account	(54,494,749)	-	(54,494,749)
Acquisition of fixed assets	(3,166)	-	(3,166)
Net cash used in investing activities	(54,497,915)	-	(54,497,915)

Cash Flows from Financing Activities
(Payment of) proceeds from note payable, stockholder	(10,000)	10,000	-
Proceeds from issuance of stock to initial stockholder	-	25,000	25,000
Proceeds from public offering	54,563,000	-	54,563,000
Proceeds from issuance of warrants	1,850,000	-	1,850,000
Payment of offering costs	(1,371,139)	(24,761)	(1,395,900)

Net cash provided by financing activities	55,031,861	10,239	55,042,100

Net increase in cash	388,830	8,083	396,913

Cash at beginning of the period	8,083	-	-

Cash at end of the period	$396,913	$8,083	$396,913

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF CASH FLOW
(Continued)

		October 29, 2009	October 29, 2009
		(date of	(date of
	Year Ended	inception) to	inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

Supplemental Disclosure of cash flow information:
Cash paid for franchise taxes	$837	$-	$837

Supplemental Disclosure of Non-cash transactions:

Accrual of offering costs	$-	$47,762	$-
Deferred underwriting compensation	$600,193	$-	$600,193
Deferred legal fees related to the offering	$100,000	$-	$100,000

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

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

As more fully described in Note I – Subsequent Events, in January 2011, the Company announced its Business Combination Agreement with 57th Street Merger Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company and Crumbs Holdings, LLC.

All activity through December 31, 2010 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Transaction.

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

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Transaction. Furthermore, there is no assurance that the Company will be able to successfully consummate a Business Transaction.

On May 25, 2010, $50,000,000 from the Offering and Sponsor Warrants was placed in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Transaction or (ii) the distribution of the Trust Account as described below. On May 28, 2010, an additional $4,476,303 representing Offering proceeds from the partial exercise of the underwriter’s over-allotment option was deposited in the Trust Account. On May 28, 2010, the Sponsor forfeited 32,633 shares of common stock back to the Company. All shares and per share data in the financial statements have been adjusted to give effect to the forfeiture. As of December 31, 2010 total of $54,476,303 (including the proceeds from the sale of the Sponsor Warrants for $1,850,000 to the Company’s sponsor and the lead underwriter of the Offering) has been placed in trust.

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

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

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

In the event that the Company does not consummate a Business Combination by August  19, 2011, the proceeds held in the Trust Account will be distributed to the Company's stockholders, excluding the Founders. After distributing the proceeds of the Trust Account, the Company will promptly distribute the balance of its net assets to its remaining stockholders according to the Company's plan of dissolution.  This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company selected December 31 as its fiscal year end.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At December 31, 2010, the Company had not commenced any operations nor generated revenue to date, other than interest on the Trust Account balance. All activity through December 31, 2010 relates to the Company’s formation, the Offering and, investigating prospective target businesses with which to consummate a Business Transaction.

Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2010, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

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

Investments held in the Trust Account

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

Depreciation and Amortization

Depreciation and amortization are provided by the straight-line and accelerated methods over their estimated useful lives.

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

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

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

The Company has the following deferred tax assets and liabilities at December 31, 2010 and 2009:

	December 31,
	2010	2009

Noncurrent assets and liabilities:
Net operating loss carryforwards	$64,000	$400
Amortizable start-up costs	50,000	1,300
	114,000	1,700
Valuation allowance	(114,000)	(1,700)

Net noncurrent deferred tax asset	$-	$-

The Company has net operating losses amounting to approximately $146,000 that expire in from 2029 through 2030. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company established a valuation allowance of $114,000 and $1,700 as of December 31, 2010 and 2009, respectively, which fully offset the deferred tax assets of $103,000 and $1,600. The deferred tax asset results from applying an effective combined federal and state tax rate of 44% to start-up costs of approximately $113,000 (2010) and $3,000 (2009) and net operating losses of approximately $146,000 (2010) and $1,000 (2009). Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

The statutory Federal income tax rate and the effective rate are reconciled as follows:

	Year Ended December 31,
	2010	2009
Statutory Federal income tax rate	35%	35%

State and local taxes, net of Federal tax benefit	9%	9%

Valuation allowance	-44%	-44%
	0%	0%

Effective October 29, 2009, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2010 and December 31, 2009. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company is subject to income tax examinations by major taxing authorities since inception. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local and foreign tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2010. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended December 31, 2010.

Recently issued accounting standards

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material impact on its financial position and results of operations.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

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

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

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

NOTE F—INVESTMENT IN TRUST ACCOUNT

Subsequent to the Offering, an amount of $54,476,303 (including $600,193 of deferred underwriters fee and $100,000 of deferred legal fees), of the net proceeds of the Offering was deposited in the Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company.

As of December 31, 2010, investment securities in the Company’s Trust Account consist of $54,494,090 Treasury Bills and another $659 held as cash in the account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, "Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2010 are as follows:

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

	Carrying Amount	Gross Unrealized Holding Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$54,494,090	$365	$54,494.455

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$54,494,455	$54,494,455	—	—

NOTE H—PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2010, the Company has not issued any shares of preferred stock.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to December 31, 2010

NOTE I—SUBSEQUENT EVENTS

On January 9, 2011, 57th The Company, 57th Street Merger Sub LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of 57th  Street (“Merger Sub”), Crumbs Holdings LLC, a Delaware limited liability company (“Crumbs”), all the members of Crumbs (individually a “Member” or collectively the “Members”), and the representatives of Crumbs and the Members, entered into a Business Combination Agreement (the “Agreement”) pursuant to which the Company will acquire Crumbs.

Pursuant to the terms of the Agreement, among other things, Merger Sub will merge with and into Crumbs with Crumbs surviving (the “Merger”) as a non-wholly owned subsidiary (the “Surviving Company”) of the Company in exchange for consideration in the form of cash, newly issued preferred stock of the Company, and newly issued exchangeable units of the Surviving Company.  Concurrently with the Merger, the Company will (a) provide its stockholders with the opportunity to redeem their shares of 57th  Street common stock (the “Common Stock”) for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account (“Trust Account”) set up to hold the net proceeds of the Company’s initial public offering (the “IPO”), less taxes, upon the consummation of the Merger (the “Tender Offer”) and (b) provide holders of its warrants with the opportunity to redeem their warrants for cash upon consummation of the Merger (the “Warrant Tender Offer” and together with the Tender Offer, the “Tender Offers”).  The Merger and Tender Offers are collectively referred to herein as the “Transaction”.

The Company’s board of directors has approved the Agreement and authorized management to conduct the Tender Offers as set forth in the Agreement.

Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.  Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549.  Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement. (1)
2.1
Business Combination Agreement, dated as of January 9, 2011 by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members.(6)

3.1	Certificate of Incorporation (2)
3.2	Second Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws. (3)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.1	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.2	Securities Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and security holders. (1)
10.3	Registration Rights Agreement among the Registrant and security holders. (1)
10.4	Letter Agreement by and between the Registrant and each of the directors of the Registrant. (4)
10.5	Letter Agreement by and between the Registrant and Mark D. Klein. (4)
10.6	Letter Agreement by and between the Registrant and Paul D. Lapping. (4)
10.7	Letter Agreement by and between the Registrant and 57th Street GAC Holdings LLC. (4)
10.8	Securities Purchase Agreement dated October 30, 2009 between the Registrant and 57th Street GAC Holdings LLC. (6)
10.9	Promissory Note, dated November 10, 2009 issued to 57th Street GAC Holdings LLC in the amount of $10,000. (6)
10.10	Amended and Restated Insider Warrants Subscription Agreement between the Registrant and Warrantholders. (5)
14.1	Code of Business and Ethics.(4)
31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 25, 2010.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 10, 2011
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 28, 2010
(4)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on May 6, 2010
(5)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on May 14, 2010
(6)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on May 19, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

57TH STREET GENERAL ACQUISITION CORP.

By:	/s/ Mark D. Klein
Name: Mark D. Klein Title: Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark D. Klein	Chief Executive Officer, President and Chairman	February 10, 2011
Mark D. Klein	(Principal Executive Officer)

/s/ Paul D. Lapping	Chief Financial Officer (Principal Financial and Accounting	February 10, 2011
Paul D. Lapping	Officer)

/s/ Frederick G. Kraegel	Director	February 10, 2011
Frederick G. Kraegel

/s/ Leonard A. Potter	Director	February 10, 2011
Leonard A. Potter

/s/ Andrew A. Fink	Director	February 10, 2011
Andrew A. Fink