Form 10-Q
period 2011-03-31
57th Street General Acquisition Corp
filed 2011-05-17
CIK 1476719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-53977
57th Street General Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1215274

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

110 West 40th Street, Suite 2100, New York, NY	10018

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (212) 221-7105
590 Madison Avenue, 35th Floor, New York, New York 10022
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2011, the registrant had 4,494,491 shares of Common Stock issued and outstanding.

57th Street General Acquisition Corp.
(a development stage company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$234,339	$396,913
Prepaid expenses	28,681	47,334

	263,020	444,247

Fixed assets, net of accumulated depreciation of $211 and $53	2,955	3,113
Investments held in Trust Account	54,498,401	54,494,749

Total assets	$54,764,376	$54,942,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,135,145	$160,904
Franchise taxes payable	148,753	145,054

Total current liabilities	1,283,898	305,958

Deferred underwriting compensation	600,193	600,193
Deferred legal fees related to the offering	100,000	100,000

Total liabilities	1,984,091	1,006,151

Commitments and contingencies (see Note E)

Common stock subject to possible redemption, 4,801,544 shares (at redemption value)	47,939,147	47,939,147

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 6,062,556 shares issued and outstanding (which includes 4,801,544 shares subject to possible redemption)	606	606
Additional paid-in capital	6,402,153	6,402,153
Deficit accumulated during development stage	(1,561,621)	(405,948)

Total stockholders’ equity	4,841,138	5,996,811

Total liabilities and stockholders’ equity	$54,764,376	$54,942,109

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

			October 29, 2009
	Three Months Ended March 31,		(date of inception) to
	2011	2010	March 31, 2011

Revenue	$—	$—	$—
Transaction costs	1,023,256	—	1,023,256
General and administrative expenses	131,613	3,050	556,008

Loss from operations	(1,154,869)	(3,050)	(1,579,264)

Other Income
Interest income	3,652	—	22,099
Interest expense	(4,456)	—	(4,456)

Net loss attributable to common shares not subject to possible redemption	$(1,155,673)	$(3,050)	$(1,561,621)

Weighted average number of common shares outstanding, basic and diluted	6,062,556	638,889	3,866,162

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.00)	$(0.40)

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF CASH FLOW
(Unaudited)

			October 29, 2009
			(date of
			inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(1,155,673)	$(3,050)	$(1,561,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	158	—	211

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	18,653	—	(28,681)
Increase in accounts payable and accrued expenses	974,241	—	1,135,144
Increase (decrease) in franchise taxes payable	3,699	(837)	148,753

Net cash used in operating activities	(158,922)	(3,887)	(306,194)

Cash Flows from Investing Activities:
Investments held in Trust Account	(3,652)	—	(54,498,401)
Acquisition of fixed assets	—	—	(3,166)

Net cash used in investing activities	(3,652)	—	(54,501,567)

Cash Flows from Financing Activities
Proceeds from issuance of stock to initial stockholder	—	—	25,000
Proceeds from public offering	—	—	54,563,000
Proceeds from issuance of warrants	—	—	1,850,000
Payment of offering costs	—	(3,735)	(1,395,900)

Net cash (used for) provided by financing activities	—	(3,735)	55,042,100

Net (decrease) increase in cash	(162,574)	(7,622)	234,339

Cash at beginning of the period	396,913	8,083	—

Cash at end of the period	$234,339	$461	$234,339

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
STATEMENTS OF CASH FLOW
(Unaudited)
(Continued)

			October 29, 2009
			(date of
			inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Supplemental Disclosure of cash flow information:
Cash paid for franchise taxes	$329	$—	$1,166

Supplemental Disclosure of Non-cash transactions:

Deferred underwriting compensation	$—	$—	$600,193

Deferred legal fees related to the offering	$—	$—	$100,000

The accompanying notes are an integral part of the financial statements

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
57th Street General Acquisition Corp. (a corporation in the development stage) (the “Company” or “57th Street”) was incorporated in Delaware on October 29, 2009. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company had not then identified (“Business Transaction”). Prior to its consummation of a Business Transaction on May 5, 2011, the Company had neither engaged in any operations nor generated any income, and focused only on identifying a prospective target business or asset with which to consummate a Business Transaction.
As of March 31, 2011, and prior to the consummation of the Business Transaction on May 5, 2011, the Company was considered to be in the development stage as defined in FASB Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and was subject to the risks associated with activities of development stage companies.
As more fully described in Note I — Subsequent Events, in January 2011, the Company announced its Business Combination Agreement dated as of January 9, 2011 and amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (as amended, from time-to-time, the “Business Combination Agreement”), by and among 57th Street, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Crumbs Holdings, LLC, a Delaware limited liability company (“Crumbs”), the members of Crumbs immediately prior to the consummation of the Merger (the “Members”) and the representatives of the Members and Crumbs pursuant to which, subject to the terms and conditions contained therein, Merger Sub was merged with and into Crumbs with Crumbs surviving the merger as a non-wholly owned subsidiary of 57th Street (the “Merger”). The Merger was consummated on May 5, 2011 and constituted the Company’s Business Transaction. The entity surviving the Merger kept the Crumbs name. The Company intends to change its name to Crumbs Bake Shop, Inc. in the near future.
All activity through March 31, 2011 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Transaction. It does not, however, take into account the consummation of the Merger, which subsequently occurred on May 5, 2011.
The registration statement for the Offering was declared effective May 19, 2010. The Company consummated the Offering on May 25, 2010 and received net proceeds of approximately $48,816,340, before deducting deferred underwriting compensation of $550,000 and $100,000 for the purchase of 200,000 warrants by the lead underwriter of the Offering.
On May 25, 2010, 57th Street GAC Holdings, LLC, (the “Sponsor”) and the underwriters of the Offering purchased 3,700,000 warrants to purchase 3,700,000 shares of common stock (“Sponsor Warrants”) from the Company for an aggregate purchase price of $1,850,000. The Sponsor Warrants are identical to the warrants sold in the Offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; (ii) are not subject to being called for redemption; and (iii) with respect to Sponsor Warrants held by the lead underwriter of the Offering and beneficially owned by Mark Klein as a result of being a member of the Sponsor, will expire May 19, 2015, or earlier upon redemption or liquidation. In connection with the Business Transaction, on May 5, 2011, the above parties entered into an Insider Warrant Exchange Agreement, pursuant to which the 3,700,000 Sponsor Warrants would be exchanged for 370,000 shares of common stock.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
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
As of March 31, 2011, and prior to the consummation of the Merger, the Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied toward consummating a Business Transaction.
On May 25, 2010, $50,000,000 from the Offering and Sponsor Warrants was placed in a trust account (“Trust Account”) and invested in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act, until the earlier of (i) the consummation of a Business Transaction (which was consummated on May 5, 2011) or (ii) the distribution of the Trust Account as described below. On May 28, 2010, an additional $4,476,303 representing Offering proceeds from the partial exercise of the underwriter’s over-allotment option was deposited in the Trust Account. On May 28, 2010, the Sponsor forfeited 32,633 shares of common stock back to the Company. All shares and per share data in the financial statements have been adjusted to give effect to the forfeiture. As of March 31, 2011, a total of $54,476,303 (including the proceeds from the sale of the Sponsor Warrants for $1,850,000 to the Company’s sponsor and the lead underwriter of the Offering) had been placed in trust.
The Company, after signing a definitive agreement for the acquisition of one or more target businesses or assets, was not required to submit the proposed Business Transaction for stockholder approval. The Company was required to submit the Business Transaction for stockholder approval if such approval was required by law, or if the Company elected to do so for other business or legal reasons. The Company did not seek stockholder approval of its Business Transaction, and proceeded with the same as its board of directors approved the transaction and less than 88% of the public stockholders exercised their redemption rights pursuant to a tender offer conducted by the Company. The tender offer expired at 5:00 p.m. New York City time on May 4, 2011. All shares subject to redemption as of March 31, 2011 have been recorded at a fair value and were classified as temporary equity upon the completion of the Business Transaction, in accordance with FASB ASC 480-10.
In connection with its IPO, the Company’s Sponsor, officers and directors previously agreed that the Company would only have until August 19, 2011 to consummate its initial Business Transaction. As the Business Transaction was consummated on May 5, 2011, this requirement was satisfied on such date, and thus, the Company has no obligation to cease operations or otherwise wind up as of August 19, 2011.
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company selected December 31 as its fiscal year end.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
Interim Financial Information
The accompanying unaudited interim financial statements of 57th Street General Acquisition Corp. should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2011. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
Development Stage Company
The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2011, the Company had not commenced any operations nor generated revenue as of such date, other than interest on the Trust Account balance. All activity through March 31, 2011 relates to the Company’s formation, the Offering and, investigating prospective target businesses with which to consummate a Business Transaction. Such activity does not, however, reflect the Company’s subsequent consummation of its Business Transaction on May 5, 2011.
Net loss per common share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. At March 31, 2011, the Company had not experienced losses on these accounts and management believed the Company was not exposed to significant risks on such accounts.
Investments held in the Trust Account
At March 31, 2011, the amounts held in the Trust Account represented substantially all of the proceeds of the Offering and were classified as restricted assets since such amounts could only be used by the Company in connection with the consummation of a Business Transaction. The funds held in the Trust Account were invested primarily in United States Treasury Securities. The Company considered Treasury Bills with a maturity of 3 months or less to be cash equivalents. On May 5, 2011, in connection with the subsequent consummation of its Business Transaction, the Company instructed its trustee to liquidate the proceeds of the Trust Account, and approximately $15.9 million of such proceeds were used by the Company to promptly purchase the shares of the Company’s common stock validly tendered and not withdrawn upon the expiration of its tender offer, which expired at 5:00 p.m. on May 4, 2011.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
Fair value of financial instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.
Depreciation and Amortization
Depreciation and amortization are provided by the straight-line and accelerated methods over the assets estimated useful lives.
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
Deferred offering costs
The Company complies with the requirements of the ASC 340-10-S25-1,“Expenses of Offering.”
Securities held in Trust Account
At March 31, 2011, investment securities consisted of United States Treasury securities. The Company classified its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.
A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
Income tax
The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a valuation allowance of $132,000 and $114,600 as of March 31, 2011 and December 31, 2010, respectively, which fully offsets the deferred tax asset of $132,000 and $114,600 respectively. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $113,000 that are not immediately deductible. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.
Effective October 29, 2009, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standard Codification or FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of March 31, 2011 and December 31, 2010. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company is subject to income tax examinations by major taxing authorities since inception. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended March 31, 2011.
Recently issued accounting standards
In December 2010, the FASB issued ASU 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”), that amends ASC Subtopic 805-50, Business Combinations — Disclosures, and requires public entities that are required to present comparative financial statements to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also requires public entities to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. 57th Street adopted the provisions of ASU 2010-29.
NOTE C—INITIAL PUBLIC OFFERING
Between May 25, 2010 and May 28, 2010, the Company sold to the public 5,456,300 units (including the 456,300 units sold pursuant to the over-allotment option) at $10.00 per unit (“Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $11.50 commencing on June 6, 2011 (the first business day to follow 30 days after the completion of the May 5, 2011 Business Transaction), and will expire May 5, 2016 (five (5) years from the effective date of the consummation of the Business Transaction). The Warrants may be redeemed by the Company at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $17.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
NOTE D—RELATED PARTY TRANSACTIONS
The Company issued a $10,000 unsecured promissory note to the sponsor on November 10, 2009. The note, which was paid from proceeds of the Offering in May 2010, was non-interest bearing and was payable on the earlier of December 31, 2010 or the consummation of the Proposed Offering. Due to the short-term nature of the note, the fair value as of December 31, 2010 of the note approximates its carrying amount of $10,000.
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
NOTE E—COMMITMENTS AND CONTINGENCIES
At March 31, 2011, a contingent fee payable to the underwriters of the Offering equal to 1.10% of the gross proceeds from the sale of the Units sold in the Offering would become payable from the amounts held in the Trust upon the consummation of the Company’s Business Transaction. All such contingent fees were paid by the Company in the form of common stock (60,019 shares) upon consummation of the Business Transaction.
At March 31, 2011, the Company was also obligated to its legal counsel for certain fees and expenses related to the Offering. In connection therewith, and as of such date, the Company and its counsel agreed that payment of $100,000 of such legal fee would be deferred until, and payable only upon the consummation of the Company’s Business Transaction. As of March 31, 2011, in consideration of such deferral and solely upon the consummation of a Business Transaction, the Company agreed to issue its legal counsel 35,000 warrants on the same terms as the Sponsor Warrants. All such fees were paid by the Company in the form of cash and common stock upon consummation of its Business Transaction, and further, the Company’s counsel elected to forego its right to receive such additional 35,000 warrants.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
NOTE F—INVESTMENT IN TRUST ACCOUNT
Subsequent to the Offering, an amount of $54,476,303 (including $600,193 of deferred underwriters fee and $100,000 of deferred legal fees), of the net proceeds of the Offering was deposited in the Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. In February 2011, the entire balance of $54,498,401 was transferred to an escrow account held with the Company’s stock transfer agent.
As of March 31, 2011, the balance held in escrow by the transfer agent was $54,498,401. This account bears no interest.
As of December 31, 2010, investment securities in the Company’s Trust Account consisted of $54,494,090 in Treasury Bills and another $659 held as cash in the account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments — Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held to maturity securities at December 31, 2010 were as follows:

		Gross
		Unrealized
	Carrying	Holding
	Amount	Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$54,494,090	$365	$54,494,455
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

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices	Significant	Significant
		in	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$54,484,821	$54,484,821	—	—

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
NOTE H—PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2011, the Company had not issued any shares of preferred stock.
NOTE I— SUBSEQUENT EVENTS
Business Combination Agreement and Tender Offer
The Company entered into the Business Combination Agreement dated as of January 9, 2011 and amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 by and among the Company, Merger Sub, Crumbs, the Members and the representatives of the Members and Crumbs pursuant to which, subject to the terms and conditions contained therein, Merger Sub was merged with and into Crumbs with Crumbs surviving the merger as a non-wholly owned subsidiary of the Company, in exchange for consideration in the form of cash, newly issued preferred stock of 57th Street, and newly issued exchangeable units of Crumbs Holdings LLC (as the entity surviving the Merger) Company. The entity surviving the Merger kept the Crumbs Holdings, LLC name. The Company intends to change its name to Crumbs Bake Shop, Inc. in the near future.
Concurrently with the Merger, the Company provided its stockholders with the opportunity to redeem up to 1,803,607 shares of common stock for cash equal to $9.98 per share, upon the consummation of the Merger (the “Tender Offer”). The Company’s board of directors unanimously (i) approved the Company making the Tender Offer, (ii) declared the advisability of the Merger and approved the Business Combination Agreement and the transactions contemplated by the Business Combination Agreement, and (iii) determined that the Merger was in the best interests of the Company’s stockholders and would constitute the Company’s Business Transaction pursuant to its Certificate of Incorporation. The Tender Offer expired at 5:00 p.m. New York City time on May 4, 2011, and on May 5, 2011, the Company promptly purchased the 1,594,584 shares of common stock validly tendered and not withdrawn pursuant to the Tender Offer, for an aggregate purchase price of approximately $15.9 million. In connection with the Business Combination Agreement, the Sponsor forfeited 150,000 shares of common stock back to the Company.
Pursuant to the Business Combination Agreement, upon consummation of the Merger, Crumbs amended and restated its limited liability company agreement to replace the various classes of its existing membership interests with two new classes of membership interests:
•	a new class A voting membership interests (the “New Crumbs Class A Voting Units”); and

•	a new class B exchangeable membership interests (the “New Crumbs Class B Exchangeable Units”).
Under the terms of the Third Amended & Restated LLC Agreement, The Company, as the sole holder of New Crumbs Class A Voting Units (which are not exchangeable for shares of common stock), has the right to appoint the entire board of managers of Crumbs. In addition the Third Amended & Restated LLC Agreement authorized the issuance of an aggregate of 4,541,394 New Crumbs Class B Exchangeable Units pursuant to the Business Combination Agreement, which have limited voting rights. The New Crumbs Class B Exchangeable Units are exchangeable for share of the Company’s common stock on a one for one basis (subject to certain adjustments related to organic dilution) at the request from time to time of any holder of such units pursuant to the terms of an Exchange and Support Agreement between the Members, Crumbs and the Company.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
On May 4, 2011, the Company’s Tender Offer to purchase up to 1,803,607 shares of its common stock at a price of $9.98 per share, net to the seller in cash, without interest thereon expired with a total of 1,594,584 shares validly tendered and not withdrawn for a total purchase price of approximately $15.9 million. Such shares of common stock represented approximately 26.3% of the Company’s issued and outstanding Common Shares as of May 4, 2011. Payment for such tendered shares was promptly made on May 5, 2011.
On May 5, 2011, the Company consummated the transactions contemplated by the Business Combination Agreement including the Merger of Crumbs with and into Merger Sub as contemplated by the Business Combination Agreement, with Crumbs remaining as the surviving entity and non-wholly owned subsidiary of the Company.
Effective May 5, 2011, 57th Street issued 176,519 shares of Common Stock for expenses related to the Merger to an aggregate of nine service providers and advisors.
As of May 4, 2011, the Company had 6,062,556 shares of common stock issued and outstanding. Following the expiration of the Company’s Tender Offer and upon consummation of the Merger on May 5, 2011, the Company had 4,494,491 shares of common stock issued and outstanding, after giving effect to the Company’s: (i) purchase of 1,594,584 shares of common stock validly tendered and not withdrawn pursuant to the Tender Offer; (ii) cancellation of 150,000 shares of common stock forfeited by 57th Street GAC Holdings, LLC and (iii) issuance of 176,519 shares of common stock in lieu of cash as payment to an aggregate of nine service providers and advisors who performed services for the Company in connection with its IPO, the Merger or Tender Offer. In addition, the Company intends to issue an aggregate of 370,000 additional shares of common stock upon exchange of the 3,700,000 Insider Warrants pursuant to the Insider Warrant Exchange Agreement entered into at the closing of the Merger.
Inasmuch as an aggregate of 1,594,584 shares of common stock were acquired pursuant to the Company’s Tender Offer, the aggregate amount of cash consideration paid pursuant to the Business Combination Agreement was reduced from $27,000,000 to $22,086,060 and in lieu of such cash consideration, an additional 491,394 New Crumbs Class B Exchangeable Units and 49,139.4 Series A Voting Preferred were issued to EHL Holdings LLC, one of the Members, for an aggregate issuance to the Members of 4,541,394 New Crumbs Class B Exchangeable Units and 454,139.4 Series A Voting Preferred Stock. The New Crumbs Class B Exchangeable Units are exchangeable for shares of common stock on a one for one basis (subject to certain adjustments related to organic dilution and fundamental transactions) at the request from time to time of any holder of such units pursuant to the terms of the Exchange and Support Agreement (“Exchange Agreement”). Upon exchange of the New Crumbs Class B Exchangeable Units in accordance with the Exchange Agreement, an equivalent number of shares of 57th Street Series A Voting Preferred Stock will be concurrently automatically redeemed, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the New Crumbs Class B Exchangeable Units, the 57th Street Series A Voting Preferred Stock shall not be redeemable. Except as provided in the Exchange Agreement and the Business Combination Agreement, the holders of 57th Street Series A Voting Preferred Stock will have no other conversion, preemptive or other subscription rights with respect to the 57th Street Series A Voting Preferred Stock and there are no sinking fund provisions applicable to the Series A Voting Preferred Stock.
On May 5, 2011, the parties to the Business Combination Agreement entered into an agreement waiving certain provisions of the Business Combination Agreement deemed by management not to be material to the consummation of the Merger, including but not limited to satisfaction of the condition requiring $14.0 million in full to be available for distribution form the Trust Account to be paid to Crumbs (as surviving company of the Merger) in respect of a capital contribution, the sum of $13,724,514 (not including refunds receivable after Closing) having been available after giving effect to the retention of $53,156 by the Company for future public company expenses and the payment of $148,753 for the Company’s franchise taxes; the satisfaction of the condition relating to restructuring of certain Crumbs’ leases; the satisfaction of obtaining certain consents with respect to certain of Crumbs’ leases, although Crumbs has undertaken to use commercially reasonable efforts to obtain the same during the period of 30 days after Closing; and the accuracy of certain representations and warranties contained therein.

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011
NOTE J— Unaudited Pro Forma Interim Financial Information —Three Months Ended March 31, 2011 and 2010
The following unaudited pro forma information gives effect to the merger of Crumbs as if the acquisition took place on January 1, 2010. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	March 31, 2011
	(Unaudited)
		57th Street
		General
	Crumbs	Acquisition	Pro Forma		Pro Forma
	Holdings LLC	Corp.	Adjustments		Combined

Revenues	$9,718,604	$—	$—		$9,718,604

Net income (loss) attributable to the controlling and non-controlling interests	$69,207	$(1,155,673)	$1,155,673	(1)	$69,207

Less: Net income (loss) attributable to non-controlling interest (2)	$(34,783)		$—		$(34,783)

Net income (loss) attributable to stockholders (2)	$34,424	$(1,155,673)	$1,155,673		$34,424

Net income (loss) per common shares — basic and diluted	$0.01	$(0.26)			$0.01

Weighted average shares outstanding — basic and diluted	4,494,491	4,494,491			4,494,491

57th Street General Acquisition Corp.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
For the period from October 29, 2009 (date of inception) to March 31, 2011

	March 31, 2010
	(Unaudited)
		57th Street
		General
	Crumbs	Acquisition	Pro Forma
	Holdings LLC	Corp.	Combined

Revenues	$7,124,468	$—	$7,124,468

Net income (loss) attributable to the controlling and non-controlling interests	$441,219	$(3,050)	$438,169

Less: Net income (loss) attributable to non-controlling interest (2)	$(221,757)		$(221,757)

Net income (loss) attributable to stockholders (2)	$219,462	$(3,050)	$216,412

Net income (loss) per common shares — basic and diluted	$0.05	$(0.00)	$0.05

Weighted average shares outstanding — basic and diluted	4,494,491	4,494,491	4,494,491

(1)	To remove transaction costs associated with the Merger. The Merger was accounted for as a reverse merger and the transaction costs associated are charged to equity.

(2)
The non-controlling interest is calculated by taking the 4,541,394 New Crumbs Class B Exchangeable Units divided by the total of the New Crumbs Class B Exchangeable Units plus the 4,494,491 of New Crumbs Class A Voting Units resulting in a non-controlling interest of 50.26%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: the risk that the businesses of Crumbs will not be integrated successfully; the risk that the anticipated benefits of the business transaction with Crumbs may not be fully realized or may take longer to realize than expected; the risk that any projections, including earnings, revenues, expenses, synergies, margins or any other financial items are not realized, the risk of disruption from the business transaction with Crumbs making it more difficult to maintain relationships with customers, employees or suppliers; a reduction in industry profit margin; the inability to continue the development of the Crumbs brand; changing interpretations of generally accepted accounting principles; continued compliance with government regulations; changing legislation and regulatory environments; the ability to meet the NASDAQ Stock Market listing standards, including having the requisite number of round lot holders or stockholders and meeting the independent director requirements for the board of directors and its committees; a lower return on investment; the inability to manage rapid growth; requirements or changes affecting the business in which Crumbs is engaged; the general volatility of the market prices of our securities and general economic conditions; our ability to successfully implement new strategies; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of our Registration Statement File No. 333-163134; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.
Overview
The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.
At March 31, 2011, 57th Street General Acquisition Corp. was a blank check company in the development stage, formed on October 29, 2009 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction an unidentified operating business or assets. As set forth above, we consummated our business transaction on May 5, 2011 when our wholly owned subsidiary merged with and into Crumbs.

In consummating the business transaction, we capitalized on the significant strength of our management team at March 31, 2011. At March 31, 2011, each of our executive officers, directors and members of our advisory board had over 20 years of experience advising, acquiring, financing and selling private and public companies in a variety of industries and has prior experience with a blank check company.
Prior to entering into the Business Combination Agreement, we did not have any specific initial business transaction under consideration and were actively searching for a target business. Our management team used the same disciplined approach that it had used in the past in acquiring target businesses.
At March 31, 2011, we had no revenue, had losses since inception from incurring administrative costs of government compliance for a public company, had no operations other than the active solicitation of an acquisition target and relied upon the sale of our securities and loans from our officers and directors to fund our operations.
At March 31, 2011, we intended to, and subsequently in connection with our business transaction on May 5, 2011, did use a combination of our cash and capital in effecting such initial business transaction.
Results of Operations and Known Trends or Future Events
As of March 31, 2011, we had not engaged in any operations nor generated any revenues. Prior the consummation of our business transaction on May 5, 2011, our entire activity since inception up to the closing of our initial public offering had been in preparation of that event, and between the completion and closing of our initial public offering and our entry in the business combination agreement with Crumbs, our activity had been limited to evaluating business transaction candidates. During such period, we had not generated any operating revenues. We generated small amounts of non-operating income in the form of interest income on cash and cash equivalents as of March 31, 2011. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.
For the three months ended March 31, 2011, we had net (loss) of $1,155,673, expenses of $1,154,869, and interest earned in the trust fund of $3,652.
Related Party Transactions
Our founding stockholder, 57th Street GAC Holdings, LLC and Mark D. Klein, one of our executive officers as of March 31, 2011, loaned and advanced to us an aggregate of $15,051 through May 25, 2010, to pay a portion of our expenses related to our initial public offering, such as SEC filing fees, FINRA filing fees and legal and accounting fees and expenses. The loan was payable without interest on the earlier of December 31, 2010 or the closing of our initial public offering. We repaid this loan from the proceeds of our initial public offering that were not placed in the trust account.
As of March 31, 2011, Mark D. Klein, our chairman, chief executive officer and president, and Paul D. Lapping, our chief financial officer, treasurer, secretary and director, had agreed that they would be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement reduced the amounts in the trust account to below approximately $9.98, except as to any claims by a third party who executed a waiver and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver was deemed to be unenforceable against a third party, Messrs. Klein and Lapping would not be responsible to the extent of any liability for such third party claims. No such claims were made and the trust account was liquidated on May 5, 2011 in connection with the consummation of our business transaction.

Liquidity and Capital Resources
As of March 31, 2011 we had $234,339 in a bank account which is available for use by management to cover the costs associated with completing the business combination. Out of the proceeds of our initial public offering which remained available outside of the trust account, we obtained Officers and Directors insurance covering a 15 month period from May 19, 2010 through August 19, 2011 at a cost of $93,265 with a prepaid balance at March 31, 2011 of $28,681.
Our initial public offering provided us with $600,962 of working capital after transferring $54,476,303 into the trust account. Additionally, the trust fund assets earned interest of $22,099 since inception which is not available for operating activities but may be made available for payment of taxes. For the three months ended March 31, 2011 we used cash of $158,922 in operating activities (which was attributable to a net loss for the period of $1,155,673, a decrease in prepaid expenses of $18,653, net increases in accounts payable and accruals of $974,241 and $158 of depreciation) resulting in a net decrease in cash of $162,574. Adding the net cash increase of $396,913 to the cash we started with at January 01, 2011 of $396,913, we ended the period at March 31, 2011 with a cash balance of $234,339.
At March 31, 2011, we intended to, and subsequently on May 5, 2011 in connection with our Tender Offer (which expired on May 4, 2011) and the consummation of our business transaction, did use substantially all of the funds held in the trust account (net of taxes), to consummate our initial business transaction.
The $234,339 bank balance as of March 31, 2011 was sufficient to allow us to operate until the consummation of our business transaction with Crumbs on May 5, 2011. These funds were used for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the property and asset locations of prospective target businesses, reviewing corporate, title, environmental, financial documents and material agreements regarding prospective target businesses, audit fees and structuring, negotiating and consummating the business transaction.
At March 31, 2011, we did not believe we would need to raise additional funds until the consummation of our initial business transaction to meet the expenditures required for operating our business. However, we anticipated that we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a business transaction that was presented to us. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction.
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
On May 5, 2011, in connection with the consummation of our business transaction, we received working capital of approximately $13.7 million, which should be sufficient for our working capital needs based on our currently planned operations.

Recent Accounting Pronouncements
We do not believe that the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The net proceeds of our initial public offering, including amounts placed in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we did not believe there would be associated material exposure to interest rate risk.

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
ITEM 6. EXHIBITS.
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

Date: May 16, 2011		57th Street General Acquisition Corp.
	By:	/s/ John D. Ireland
John D. Ireland
Chief Financial Officer