Form 10-Q
period 2011-06-30
57th Street General Acquisition Corp
filed 2011-08-15
CIK 1476719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35220
57th Street General Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1215274

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

110 West 40th Street, Suite 2100	10018

(Address of Principal Executive Offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
As of August 12, 2011, the registrant had 5,505,885 shares of Common Stock outstanding.

Page No.
PART I

ITEM 1. FINANCIAL STATEMENTS	1

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	18

PART II

ITEM 6. EXHIBITS	18

Signatures	19

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. FINANCIAL STATEMENTS
57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$11,514,486	$655,022
Trade receivables	322,738	248,061
Inventories	394,437	240,965
Prepaid rent	528,225	386,718
Deferred financing costs		215,302
Other current assets	408,442	81,631

Total current assets	13,168,328	1,827,699

Property and equipment, net	9,396,764	8,784,505

Other Assets
Deferred tax asset	4,773,500
Restricted cash	605,000	30,000
Intangible assets, net	402,997	429,238
Deposits	280,612	276,513
Other	69,469	35,951

Total other assets	6,131,578	771,702

	$28,696,670	$11,383,906

LIABILITIES, MEMBERS’ EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,694,499	$2,615,481
Payroll liabilities	200,191	141,337
Sales tax payable	69,639	47,580
Gift cards and certificates outstanding	124,430	120,002

Total current liabilities	2,088,759	2,924,400

Long-term liabilities
Deferred rent	2,210,755	1,863,243
Payable to related parties pursuant to tax receivable agreement	2,386,750

Total liabilities	6,686,264	4,787,643

Members’ equity		6,596,263

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at June 30, 2011	39
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,100,469 shares issued, 5,505,885 outstanding at June 30, 2011	710
Additional paid-in capital	30,297,103
Accumulated deficit	(851,054)
Treasury stock, at cost	(15,913,948)

Total 57th Street General Acquisition Corp. stockholders’ equity	13,532,850
Non-controlling interest	8,477,556

Total stockholders’ equity	22,010,406	—

	$28,696,670	$11,383,906

See accompanying notes to condensed consolidated interim financial statements.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010

Net sales	$10,294,163	$7,915,127		$20,012,768	$15,039,594

Cost of sales	4,334,020	3,240,258		8,393,854	6,129,526

Gross profit	5,960,143	4,674,869		11,618,914	8,910,068

Operating expenses
Selling expenses	399,877	345,452		793,356	602,901
Staff expenses	3,258,071	2,029,329		6,108,257	3,977,580
Occupancy expenses	1,799,899	1,264,369		3,422,040	2,370,589
General and administrative	650,781	306,658		1,045,543	579,855
Depreciation and amortization	345,405	200,397		675,199	400,793

	6,454,033	4,146,205		12,044,395	7,931,718

Income from (loss) operations	(493,890)	528,664		(425,481)	978,350

Other income (expense)
Interest and other income	73	27		272	47
Abandoned lease projects	(14,044)			(13,444)	(8,486)

	(13,971)	27		(13,172)	(8,439)

Net income (loss) attributable to the controlling and non-controlling interests	(507,861)	528,691		(438,653)	969,911

Less: Net (income) loss attributable to non-controlling interest	210,559			181,866

Net income (loss) attributable to stockholders	$(297,302)	$528,691		$(256,787)	$969,911

Net income (loss) per common share, basic and diluted	$(0.05)	$0.19		$(0.05)	$0.57

Weighted average number of common shares outstanding, basic and diluted	5,599,274	2,770,548	*	5,141,082	1,710,607 *

*	The weighted average number of common shares outstanding is that of 57th Street General Acquisition Corp.
See accompanying notes to condensed consolidated interim financial statements.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From January 1, 2010 through June 30, 2011

								Total 57th Street
								General Acquisition		Total	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Corp.	Non-Controlling	Stockholders’	Members’
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Stockholders’ Equity	Interest	Equity	Equity
Balances, January 1, 2010		$—		$—	$—	$—	$—	$—	$—	$—	$6,152,065

Capital distributions											(352,173)

Net income											796,371

Balances, December 31, 2010 (audited)											6,596,263

Merger of Crumbs Holdings LLC into 57th Street General Acquisition Corp.	454,139	45	6,089,075	609	28,781,303	(594,267)		28,187,690	10,083,317	38,271,007	(6,596,263)

Common stock tender of 1,594,584 shares pusuant to Offer to Purchase at $9.98 per share							(15,913,948)	(15,913,948)		(15,913,948)

Warrants exchanged for common stock pursuant to Insider Warrant Exchange Agreement			370,000	37	(37)

Liquidity shares redeemed for common stock pursuant to Exchange and Support Agreement	(64,139)	(6)	641,394	64	1,515,837			1,515,895	(1,423,895)	92,000

Net loss						(256,787)		(256,787)	(181,866)	(438,653)

Balances, June 30, 2011 (unaudited)	390,000	$39	7,100,469	$710	$30,297,103	$(851,054)	$(15,913,948)	$13,532,850	$8,477,556	$22,010,406	$—

See accompanying notes to condensed consolidated financial statements.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2011	2010

Cash flows from operating activities
Net income (loss)	$(438,653)	$969,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	675,199	400,793
Abandoned lease projects	13,444	8,486
Changes in operating assets and liabilities:
Trade receivables	(53,016)	21,302
Inventories	(153,472)	(56,401)
Prepaid rent	(141,507)	45,951
Other current assets	(326,811)	(58,145)
Deposits	(4,099)	(45,837)
Accounts payable and accrued expenses	(934,623)	7,712
Payroll liabilities	58,854	(14,705)
Sales tax payable	22,059	(8,097)
Gift cards and certificates outstanding	4,428	11,416
Deferred rent	347,512	209,969

Net cash provided by (used in) operating activities	(930,685)	1,492,355

Cash flows from investing activities
Purchase of restricted certificate of deposit	(575,000)
Purchases of property and equipment	(1,224,731)	(1,088,529)
Proceeds from sales of property and equipment		135,550
Purchases of intangible assets	(38,882)	(16,050)
Purchases of other assets	(44,566)

Net cash used in investing activities	(1,883,179)	(969,029)

Cash flows from financing activities
Proceeds retained from reverse merger	13,752,985
Capital distributions	(79,657)	(318,098)

Net cash provided by (used in) financing activities	13,673,328	(318,098)

Net increase in cash	10,859,464	205,228

Cash, beginning of period	655,022	838,528

Cash, end of period	$11,514,486	$1,043,756

Supplemental disclosure of non-cash financing activities
Net assets acquired in reverse merger	$2,087,468	$—

Exchange of New Class B Exchangeable Units for common stock of the Company	$1,423,895	$—

See accompanying notes to condensed consolidated interim financial statements.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies
Unaudited Interim Financial Information
The accompanying condensed consolidated interim financial information of 57th Street General Acquisition Corp (“57th Street”) and Crumbs Holdings LLC and its wholly-owned subsidiaries (“Crumbs”) (together, the “Company”) as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited and has been prepared on the same basis as the audited condensed consolidated financial statements. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in 57th Street’s Third Amended and Restated Offer to Purchase, dated April 18, 2011 (as amended and supplemented on each of April 21, 2011, April 25, 2011, April 26, 2011, April 27, 2011 and May 5, 2011), filed with the Securities and Exchange Commission (the “SEC”).
Reverse Merger
On January 9, 2011, 57th Street, 57th Street Merger Sub LLC (“Merger Sub”), Crumbs, all the members of Crumbs immediately prior to the consummation of the Merger (as described below) (individually, a “Member” or, collectively, the “Members”), and the representatives of Crumbs and the Members, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”) pursuant to which 57th Street acquired Crumbs. Pursuant to the terms of the Business Combination Agreement, among other things, Merger Sub merged with and into Crumbs with Crumbs surviving as a non-wholly owned subsidiary of 57th Street (the “Merger”) in exchange for consideration in the form of cash, newly issued preferred stock of 57th Street, and newly issued exchangeable units of Crumbs. The Merger was consummated on May 5, 2011. Management has concluded that Crumbs is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition. The entity surviving the Merger kept the Crumbs name. 57th Street intends to change its name to Crumbs Bake Shop, Inc. in the near future.
Pursuant to the Business Combination Agreement, upon consummation of the Merger, Crumbs amended and restated its limited liability company operating agreement to replace the various classes of its existing membership interests with two new classes of membership interests:
•	a new class A voting membership interests (the “New Crumbs Class A Voting Units”); and

•	a new class B exchangeable membership interests (the “New Crumbs Class B Exchangeable Units”).
Upon consummation of the Merger, Crumbs issued to the Members an aggregate of 4,541,394 New Crumbs Class B Exchangeable Units, which have limited voting rights. The New Crumbs Class B Exchangeable Units are exchangeable for shares of 57th Street’s common stock on a one for one basis (subject to certain adjustments related to organic dilution) at the request from time to time of any holder of such units pursuant to the terms of an Exchange and Support Agreement (“Exchange and Support Agreement”) between the Members, 57th Street, and the Company. 57th Street accordingly reserved 4,541,394 shares of its common stock for issuance to the Members upon their exchange of New Crumbs Class B Exchangeable Units.
Additionally, 57th Street issued to the Members 454,139.4 shares of Series A Voting Preferred Stock of 57th Street (the “Series A Voting Preferred Stock”). Holders of Series A Voting Preferred Stock have the right to vote on all matters submitted to a vote of 57th Street’s common stockholders, voting together with the holders of common stock as a single class, each share of Series A Voting Preferred Stock held on the record date for determining stockholders initially will be entitled to 10 votes (subject to adjustment for organic dilution). Upon exchange of the New Crumbs Class B Exchangeable Units in accordance with the Exchange and Support Agreement, a proportionate amount of shares of Series A Voting Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the New Crumbs Class B Exchangeable Units, the 57th Street Series A Voting Preferred Stock will not be redeemable. Except as provided in the Exchange and Support Agreement and the Business Combination Agreement, of 57th Street Series A Voting Preferred Stock will have no other conversion, preemptive or other subscription rights with respect to the 57th Street Series A Voting Preferred Stock and there are no sinking fund provisions applicable to the Series A Voting Preferred Stock.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies (continued)
Reverse Merger (continued)
Upon consummation of the Merger, Crumbs issued to 57th Street 4,494,491 New Crumbs Class A Voting Units. Holders of New Crumbs Class A Voting Units possess all voting rights in Crumbs on ordinary matters. 57th Street is the sole holder of New Crumbs Class A Voting Units. In the event Members exchange their New Crumbs Class B Exchangeable Units for the common stock of 57th Street, 57th Street will be issued New Crumbs Class A Voting Units equal to the number of New Crumbs Class B Exchangeable Units being exchanged pursuant to the Exchange and Support Agreement.
The aggregate amount of cash consideration paid by 57th Street pursuant to the Business Combination Agreement was $22,086,060.
Nature of Business
The Company specializes in the sale of comfort-oriented and elegant baked goods, with more than 150 varieties of goods baked fresh daily, but is specifically known for its line of gourmet cupcakes. Other items sold include beverages and logoed merchandise. Sales are primarily conducted through retail locations in New York, California, Illinois, Connecticut, New Jersey, Virginia and Washington D.C., while a small percentage of baked goods sales stem from wholesale distribution and catering sales to several metropolitan area vendors. The Company also commenced its e-commerce business in early 2009 enabling nationwide cupcake sales.
Crumbs Holdings LLC was the sole member of 50 limited liability companies, all operating under the trade name “Crumbs Bake Shop,” as of June 30, 2011. A new limited liability company is formed for each retail location and business, and as of June 30, 2011, 35 retail locations, the wholesale business, e-commerce and catering business were in operation.
Basis of Presentation
The condensed consolidated interim financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The accompanying condensed consolidated interim financial statements include the accounts of 57th Street General Acquisition Corp., Crumbs Holdings LLC, and all of Crumbs Holdings LLC’s wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies (continued)
Restricted Cash
As of June 30, 2011 and 2010, Crumbs had $575,000 and $30,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (See Note 4). The letters of credit are required as security deposits for certain of the Crumbs’ non-cancellable retail store operating leases.
Income Taxes
The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending stockholders equity. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011 and 2010. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three and six months ended June 30, 2011 and 2010.
The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. Generally, the Company is subject to income tax examinations by major taxing authorities since inception.
The Company may be subject to potential examination by U.S. federal or U.S. states authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and U.S. state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Tax Receivable Agreement
Crumbs intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of New Crumbs Class B Exchangeable Units for shares of the Company’s common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of Crumbs at the time of an exchange of New Crumbs Class B Exchangeable Units. As a result of both the initial purchase of New Crumbs Class B Exchangeable Units from the Members in connection with the Merger and these subsequent exchanges, 57th Street will become entitled to a proportionate share of the existing tax basis of the assets of Crumbs. In addition, the purchase of New Crumbs Class B Exchangeable Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Crumbs that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that 57th Street would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies (continued)
Tax Receivable Agreement (continued)
57th Street entered into a tax receivable agreement with Crumbs that will provide for the payment by 57th Street to the Members an amount equal to 50% of the amount of the benefits, if any, that the Company is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Crumbs on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of 57th Street and not of Crumbs. For purposes of the tax receivable agreement, the benefit deemed realized by 57th Street will be computed by comparing the actual income tax liability of 57th Street (calculated with certain assumptions) to the amount of such taxes that 57th Street would have been required to pay had there been no increase to the tax basis of the assets of Crumbs as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Crumbs on the date of the Merger and had 57th Street not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless 57th Street exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or 57th Street breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if 57th Street had exercised its right to terminate the agreement.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash in banks, certificates of deposit, and accounts receivable. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair value due to the short term nature of the instruments.
Net loss per common share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Recently issued accounting standards
The Company does not believe that the adoption of any new recently issued accounting standards will have a material impact on its financial position and results of operations.
Reclassifications
Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation. Such reclassifications have no effect on reported net income.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
2. Inventories
Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At June 30, 2011 and December 31, 2010, inventories consisted of the following:

	Unaudited	Audited
	June 30,	December 31,
	2011	2010

Packaging	$202,623	$54,980
E-Commerce packaging	131,411	117,445
Merchandise	18,343	45,599
Store supplies	42,060	22,941

Total Inventory	$394,437	$240,965

Packaging inventory consists of labels, boxes, bags and gel packs for packaging and shipping baked goods, while merchandise inventory consists of logoed hats, t-shirts and aprons primarily used as employee uniforms, and mugs, books and plastic tiers for sale in the retail stores. Store supplies consist of paper goods, decorating materials, and other miscellaneous supplies purchased in bulk and consumed in daily operations.
3. Letters of credit
In lieu of security deposits required pursuant to the terms of several operating leases, Crumbs has chosen to obtain letters of credit issued by two financial institutions, where such substitution is allowed by the landlords. As of June 30, 2011 and 2010, issued and unused letters of credit totaled $569,425 and $529,425, respectively. In May 2011, Crumbs entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Crumbs member. Letters of credit amounting to $539,425 and $499,425 were reserved under this line of credit as of June 30, 2011 and 2010, respectively, and therefore cannot exceed $575,000. The line of credit is secured by a certificate of deposit. A $30,000 letter of credit issued by the second institution is also secured by a certificate of deposit. No amounts were outstanding at June 30, 2011 and 2010.
The certificates of deposit used to secure the letters of credit are recorded as restricted cash in the balance sheet (See Note 1).
4. Related party
In 2010, Crumbs leased building space for seven of its retail locations as a sub-lease from Bauer Holdings, Inc., formerly known as Crumbs, Inc., a member of Crumbs. Crumbs paid the original unrelated lessor directly at the original term of the agreements. Two of these sub-leases were terminated during 2010, and the remaining five sub-leases were assigned to their respective successor entities in the second quarter of 2011.
For the three and six months ended June 30, 2011 and 2010, the Company paid approximately $165 and $4,585, and $6,783 and $17,206, respectively, in fees, unrelated to audits, to an accounting firm in which an officer of the Company is a part owner.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
4. Related party (continued)
Additionally, for the three and six months ended June 30, 2011 and 2010, the Company paid approximately $5,175 and $10,350, and $4,545 and $8,710, respectively, in rent to a landlord that is partially owned by an officer of the Company.
5. Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse Merger” in Note 1), the Members were issued 4,541,394 of New Crumbs Class B Exchangeable Units and 454,139.4 Series A Voting Preferred Stock of 57th Street. Upon exchange of the New Crumbs Class B Exchangeable Units in accordance with the Exchange and Support Agreement, shares of 57th Street common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and concurrently, a proportionate amount of shares of Series A Voting Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the New Crumbs Class B Exchangeable Units, the 57th Street Series A Voting Preferred Stock will not be redeemable.
In June 2011, 641,394 New Crumbs Class B Exchangeable Units were exchanged for 641,394 shares of common stock, and in turn, 64,139.4 shares of Series A Voting Preferred Stock were automatically redeemed and cancelled pursuant to the Exchange and Support Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: the risk that the businesses of Crumbs will not be integrated successfully; the risk that the benefits anticipated from the business transaction with Crumbs may not be fully realized or may take longer to realize than expected; the risk that any projections, including earnings, revenues, expenses, synergies, margins or any other financial items are not realized, the risk of disruption from the business transaction making it more difficult to maintain relationships with customers, employees or suppliers; a reduction in industry profit margin; the inability to continue the development of the Crumbs brand; changing interpretations of generally accepted accounting principles; continued compliance with government regulations; changing legislation and regulatory environments; the ability to meet the NASDAQ Stock Market continued listing standards; a lower return on investment; the inability to manage rapid growth; requirements or changes affecting the business in which Crumbs is engaged; the general volatility of the market prices of our securities and general economic conditions; our ability to successfully implement new strategies; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of our Registration Statement on Form S-3 (File No. 333-175408); other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview
About the Company and Crumbs Holdings LLC
57th Street General Acquisition Corp. (“57th Street”) was formed in Delaware in October 2009. 57th Street entered into a Business Combination Agreement dated as of January 9, 2011 and amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (as amended, from time-to-time, the “Business Combination Agreement”), by and among 57th Street, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Crumbs Holdings LLC, a Delaware limited liability company (“Crumbs”), the members of Crumbs immediately prior to the consummation of the Merger (the “Members”) and the representatives of the Members and Crumbs pursuant to which, subject to the terms and conditions contained therein, Merger Sub was merged with and into Crumbs with Crumbs surviving the merger as a non-wholly owned subsidiary of 57th Street (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name, and is referred to herein as Crumbs. 57th Street intends to change its name to Crumbs Bake Shop, Inc. in the near future. 57th Street, together with Crumbs and its subsidiaries, is referred to herein as the “Company” or “we.”
We, through Crumbs and its wholly-owned subsidiaries, operate our business under the trade name of Crumbs Bake Shop. We offer a wide variety of cupcakes, cakes, pies, cookies and other baked treats. Cupcake sales have historically comprised the majority of our business. Crumbs believes that its baked goods appeal to a wide demographic of customers who span every socio-economic class. Crumbs operates in urban, suburban, commercial, and residential markets. More recently, it has expanded into transportation hubs, such as Union Station in Washington, D.C. and the Continental Airlines Terminal at Newark Liberty International Airport in Newark, New Jersey.
As of June 30, 2011, there were 35 Crumbs retail stores across six states and Washington, D.C., including 15 locations in New York City. Crumbs’ sales are primarily conducted through its retail locations in New York, California, Illinois, Connecticut, New Jersey, Virginia and Washington, D.C. However, a small percentage of baked goods sales are from Crumbs’ wholesale distribution business and catering sales to several New York metropolitan area vendors. Crumbs’ e-commerce division at http://www.crumbs.com, which allows cupcakes to be shipped nationwide, is expanding. Crumbs has followed and intends to continue to follow a strategy of expanding its store locations in existing markets and opening stores in select new markets, with a goal of operating approximately 200 Crumbs stores in the United States by the end of 2014.
2011 Highlights
Store Development. During the six months ended June 30, 2011 we opened 2 new Crumbs Bake Shop store locations. Upon consummation of the Merger and the transactions contemplated thereby, our management began to identify new potential locations to further our expansion efforts. As of August 1, 2011, we had executed 14 leases for upcoming store locations and were in the process of negotiating 7 additional leases. We anticipate opening a total of 16 to 18 new stores prior to December 31, 2011, bringing the total number of stores in operation at year end 2011 from 35 to 49- 51.
Sales Growth. Total sales grew from approximately $15.0 million to approximately $20.0 million for the first six months of 2011 compared to the same period in 2010, an increase of 33%.

New Supplier. We recently named Dawn Foods as Crumbs’ consolidated supplier of raw materials for our contract bakery manufacturers throughout the country. We see several advantages to our business in partnering with Dawn Foods. First, we will now have one consistent bakery supplier for both existing and future markets, affording us even more quality control and consistency. Second, we will be better able to use our growing buying power to negotiate pricing. Third, we will also be able to reduce breaks in our supply chain. Fourth, Dawn Foods will purchase inventory and distribute specific ingredients for our recipes to our manufacturers, allowing us to maintain and further improve product quality. And finally, working with Dawn will afford us greater control over cost of goods sold through the increased transparency of the price of goods entering our bakery partners.
Results of Operations and Known Future Trends
Our results of operations as a percentage of revenue and period-over-period variances are discussed in the following sections.
Revenue
Although cupcakes represented 77% of Crumbs’ sales during the three and six months ended June 30, 2011, each Crumbs store offers more than 150 different baked goods daily. Products include a full line of breakfast items, such as danishes, scones, croissants and muffins, as well as other popular desserts including brownies, cakes, pies and cookies. The stores also carry beverages including whole leaf teas, espresso based drinks, drip coffees, hot chocolate, homemade sodas, and fresh squeezed lemonade. Beverages represented 9% of Crumbs’ sales during the three and six months ended June 30, 2011. The remaining sales are primarily attributable to delivery and handling charges.
Revenue reported for the three and six months ended June 30, 2011 was $10.3 million and $20.0 million, respectively, an increase of 30% and 33% as compared to $7.9 million and $15.0 million, respectively, for the same periods in 2010. The increase in revenue is largely attributable to new store openings. Revenue reported for the three and six months ended June 30, 2011 for the stores not in the comparable store base was $2.8 million and $5.6 million, respectively. Revenue reported from our catering, e-commerce and wholesale operations for the six months ended June 30, 2011 was $1.3 million, an increase of 9% as compared to $1.2 million for the same period in 2010, while the revenue remained approximately the same at $0.6 million for the three months ended 2011 and 2010. The primary contributor to the increase for the six months ended June 30, 2011 was the growth of our e-commerce operation.
Cost of Sales
Product purchases for resale comprise the majority of cost of sales. Baked goods are delivered to Crumbs’ stores by independent commercial bakeries. In each major market, Crumbs contracts with a bakery able to exclusively supply proprietary products to Crumbs’ stores within a two hour drive. As of the date of this filing, Crumbs had relationships with commercial bakeries in New York, Los Angeles, Northern Virginia and Illinois. Beverage materials and packaging are purchased from both national and local vendors. Delivery expenses for the stores are handled by local couriers. The e-commerce operation utilizes a fulfillment company in New York for both shipping and handling.
Cost of sales reported for the three and six months ended June 30, 2011 were $4.3 million and $8.4 million, respectively, an increase of 34% and 37% as compared to $3.2 million and $6.1 million, respectively, for the same periods in 2010. Cost of Sales as a percentage of sales increased 1.2% for both the three and six month periods ended June 30, 2011. The increase was primarily attributable to increases in packaging and beverage costs, excess inventory during periods of bad weather and increased percentage of revenue from suburban stores, which maintain more excess baked goods inventory than our urban stores.

Operating Expenses
Selling expenses include merchant account fees, fees paid to a public relations consultant, advertising (most of Crumbs’ advertising expenses are related to the e-commerce operation) and product promotional giveaways.
Selling expenses reported for the three and six month periods ended June 30, 2011 were $0.4 million and $0.8 million, respectively, an increase of 16% and 32% as compared to $0.3 million and $0.6 million, respectively, for the same periods in 2010. This increase is due to additional expenses associated with our growth particularly in the new markets of Washington, DC and Chicago, and is consistent with our growth in revenue.
Staff expenses include salaries and wages for both Crumbs retail store employees and corporate positions, guaranteed payments to the members of Crumbs, as well as employment taxes, medical insurance and workers compensation insurance.
Staff expenses reported for the three and six month periods ended June 30, 2011 were $3.3 million and $6.1 million, respectively, an increase of 61% and 54% as compared to $2.0 million and $4.0 million, respectively, for the same periods in 2010. Of the totals, $2.2 million and $4.3 million, respectively, were attributable to store staff expenses for the three and six month periods ended June 30, 2011. For the three and six month periods ended June 30, 2010, $1.4 million and $2.7 million, respectively, were attributable to store staff expenses.
Crumbs leases all of its retail store locations and its corporate offices. The leases range in term from five to 15 years, many with options to extend up to 20 years. Most of the leases include periods of free rent and monthly rental rate escalation clauses. Crumbs amortizes the total rent to be paid during the lease term on a straight line basis over the entire base period of each lease. This treatment causes a non-cash expense in the early years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance, advertising and commissions are included. Other expenses, such as utilities, cleaning, licenses, kosher certification, maintenance, property and liability insurance are also included.
Occupancy expenses reported for the three and six month periods ended June 30, 2011 were $1.8 million and $3.4 million, respectively, an increase of 42% and 44% as compared to $1.3 million and $2.4 million, respectively, for the same periods in 2010. Of the total increases, $49,000 and $95,000, respectively, was attributable to increased rent for the corporate offices, including the New York office, which moved to a larger space in December of 2010. Expenses related to leases were $0.5 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2011, an increase of 67% and 60% as compared to $0.3 million and $0.5 million, respectively, for the same periods in 2010.
General and Administrative expenses include retail store based expenses for miscellaneous supplies, uniforms and quality control. The category also includes corporate expenses such as office supplies, travel, professional fees and bank service charges
General and Administrative expenses reported for the three and six month periods ended June 30, 2011 were $0.7 million and $1.0 million, respectively, an increase of 112% and 80% as compared to $0.3 million and $0.6 million, respectively, for the same periods in 2010. While some store related expenses are included, most of these expenses are corporate. Approximately $190,000 of the increase for the three months ended June 30, 2011 is attributable to expenses associated with being a public company, $78,000 of which is not expected to reoccur. Over $72,000 are fees associated with recruiting for a vice president of real estate position and other management positions.

Depreciation and amortization expenses reported for the three and six month periods ended June 30, 2011 were $0.3 million and $0.7 million, respectively, an increase of 72% and 68% as compared to $0.2 million and $0.4 million, respectively, for the same periods in 2010. Depreciation increased as a result of new store buildout additions from those stores opened in the second half of 2010 and, to a lesser degree, first year expense for stores opened in 2011.
General Economic Trends and Seasonality
Our results of operations are generally affected by the economic trends in our market areas due to the dependence on our customers’ discretionary spending. Weakness in the national or regional economy in our market areas, combined with other factors including inflation, labor and healthcare costs and the availability of suitable locations for future stores, may negatively impact our business. If consumer activities associated with the consumption of our products decline or the business activities of our corporate customers decrease, our revenues and sales volumes may decline.
Our results to date have not been significantly impacted by inflation. If we experience high inflation in labor or leased real estate, we may not be able to pass on all of these higher costs to our customers in the short term. Although we believe that we will be able to pass on higher costs to our customers over longer periods of time, there can be no assurance that we will be successful in such efforts.
While Crumbs’ business is not highly seasonal, it is impacted by weather. Extreme hot and cold weather may cause decreased sales in the affected locations and could impact the daily delivery of its baked goods. On occasion, severe ice and snow conditions have caused Crumbs to close stores during normal business hours.
Liquidity and Capital Resources
As a result of the Merger, which was consummated on May 5, 2011, approximately $13.7 million was contributed towards the future expansion of Crumbs. Crumbs’ primary source of liquidity from operations is cash generated from the sale of baked goods, beverages and merchandise. Crumbs’ primary uses of cash are cost of sales, operating expenses, capital expenditures, and tax distributions by Crumbs to certain of Crumbs’ members subject to individual level taxation on profits and payments to members under the tax benefit agreement.
For the period ended June 30, 2011, the Company’s working capital was approximately $11.1 million. The Company intends to use working capital to embark on an aggressive investment in store growth. As a result of entering into several real estate leases following the consummation of the Merger, we anticipate incurring approximately $5.0 million of additional costs by December 31, 2011 associated with the construction and buildout of new store locations, as well as the purchase/lease of equipment necessary to operate our new stores.

Cash Flows
Crumbs’ net cash used in operating activities was $0.9 million for the six months ended June 30, 2011, as compared to $1.5 million provided by operating activities for the same period of the prior year. The increase in operating cash outflows for the six months ended June 30, 2011 was partially due to operating expense increases, inventory increases attributable to additional stores and additional packaging related to e-commerce shipments of new products, a $124,000 increase in prepaid rent as a result of payments due pursuant to nine new leases executed in 2011, a $115,000 increase in prepaid insurance related to directors and officers liability coverage, and a $0.9 million reduction in accounts payable primarily attributable to construction costs from stores opened in late 2010.
Net cash used in investing activities for the six months ended June 30, 2011 was $1.9 million as compared to $1.0 million for the same period in 2010. Investing cash outflows for the six months ended June 30, 2011 consisted primarily of total costs related to two new stores and construction in progress costs for ten stores. Other investment outflows included approximately $36,000 of intangible assets related to legal services rendered in defense of Crumbs’ trademarks and $0.6 million for the purchase of a certificate of deposit used as security for letters of credit issued to several landlords in lieu of security deposit payments. Net investing cash outflows for the six months ended June 30, 2010 included total costs related to two new stores and construction in progress costs for twelve stores.
As a result of the consummation of the Merger on May 5, 2011, financing inflows for the six months ended June 30, 2011 included $13.7 million in net proceeds. For the six months ended June 30, 2011 and 2010, respectively, approximately $80,000 and $0.3 million of net cash used in financing activities was attributable to member capital distributions for state income tax obligations, state estimated tax payments and member personal expenses, treated as distributions.
Off-Balance Sheet Arrangements
Crumbs has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Long-Lived Assets. Property and equipment are carried at cost and are being depreciated on a straight-line basis over their useful lives of 10 to 15 years for leasehold improvements, and 5 to 10 years for furniture and equipment and 3 to 5 years for computer equipment. Leasehold improvements are depreciated over the shorter of the lease term or the assets useful life. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. Intangible assets include branding costs and website design that are amortized over their useful lives, estimated to be 5 years.
Impairment of Long-Lived Assets. When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, Crumbs evaluates long-lived assets for impairment. Crumbs first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is calculated based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on future store revenues and operating costs, using internal projections. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell.

Deferred Rent. Crumbs leases retail stores and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, Crumbs uses the date of initial possession to begin amortization, which is generally when Crumbs enters the space and begins to make improvements.
For tenant improvement allowances and rent holidays, Crumbs records a deferred rent liability in other long-term liabilities and amortizes the deferred rent over the terms of the leases as reductions to rent expense.
For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases.
Revenue Recognition. Revenue is recognized when payment is tendered at the point of sale. Revenues are reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.
Income Taxes. The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
Gift Certificates and Cards. In 2009, Crumbs stopped issuing gift certificates and replaced them with a gift card system. Crumbs has recorded a current liability on the balance sheet for outstanding gift certificates and cards.
Recent Accounting Pronouncements
We have evaluated recent accounting pronouncements and do not believe the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Upon consummation of the Merger, the net proceeds from the initial public offering held in trust and invested in U.S. government treasury bills and money market funds were disbursed. As a result, we are no longer exposed to interest rate risk from those investments.
There were no additional material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES
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
PART II
ITEM 6. EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011	57th Street General Acquisition Corp.
	By:	/s/ John D. Ireland
John D. Ireland
Chief Financial Officer