Form 10-Q
period 2011-09-30
57th Street General Acquisition Corp
filed 2011-11-14
CIK 1476719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35220
Crumbs Bake Shop, Inc.
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
As of November 11, 2011, the registrant had 5,505,885 shares of Common Stock outstanding.

Page No.

PART I

ITEM 1. FINANCIAL STATEMENTS	1

ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4. CONTROLS AND PROCEDURES	19

PART II

ITEM 1A. RISK FACTORS	20

ITEM 6. EXHIBITS	29

Signatures	30

Exhibit 3.1
Exhibit 3.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	FINANCIAL STATEMENTS
CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$8,628,335	$655,022
Trade receivables	330,750	248,061
Inventories	365,836	240,965
Prepaid rent	576,997	386,718
Deferred financing costs	—	215,302
Other current assets	349,808	81,631

Total current assets	10,251,726	1,827,699

Property and equipment, net	11,287,077	8,784,505

Other Assets
Deferred tax asset	4,773,500	—
Restricted certificates of deposit	673,000	30,000
Intangible assets, net	383,577	429,238
Deposits	286,853	276,513
Other	93,064	35,951

Total other assets	6,209,994	771,702

	$27,748,797	$11,383,906

LIABILITIES, MEMBERS’ EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,726,383	$2,615,481
Payroll liabilities	391,061	141,337
Sales tax payable	69,472	47,580
Gift cards and certificates outstanding	124,425	120,002

Total current liabilities	2,311,341	2,924,400

Long-term liabilities
Deferred rent	2,665,279	1,863,243
Payable to related parties pursuant to tax receivable agreement	2,386,750	—

Total liabilities	7,363,370	4,787,643

Members’ equity	—	6,596,263

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at September 30, 2011	39	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,100,469 shares issued, 5,505,885 outstanding at September 30, 2011	710	—
Additional paid-in capital	30,254,849	—
Accumulated deficit	(1,764,071)	—
Treasury stock, at cost	(15,913,948)	—

Total Crumbs Bake Shop, Inc. stockholders’ equity	12,577,579	—

Non-controlling interest	7,807,848	—

Total stockholders’ equity	20,385,427	—

	$27,748,797	$11,383,906

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$8,876,352	$7,505,940	$28,889,120	$22,545,536

Cost of sales	3,768,076	3,061,819	12,194,066	9,212,198

Gross profit	5,108,276	4,444,121	16,695,054	13,333,338

Operating expenses
Selling expenses	282,910	239,096	1,010,002	817,921
Staff expenses	3,100,749	2,081,545	9,208,912	5,982,307
Occupancy expenses	1,827,159	1,240,024	5,191,957	3,504,316
General and administrative	659,639	349,146	1,682,279	935,294
New store expenses	418,555	171,222	532,923	351,270
Depreciation and amortization	362,277	212,882	1,037,476	613,676

	6,651,289	4,293,915	18,663,549	12,204,784

Income (loss) from operations	(1,543,013)	150,206	(1,968,495)	1,128,554

Other income (expense)
Interest and other income	61	56	334	103
Abandoned lease projects	(6,184)	(189,532)	(19,628)	(198,018)

	(6,123)	(189,476)	(19,294)	(197,915)

Income (loss) before income taxes	(1,549,136)	(39,270)	(1,987,789)	930,639

Income taxes	10,510	—	10,510	—

Net income (loss) attributable to the controlling and non-controlling interests	(1,559,646)	(39,270)	(1,998,299)	930,639

Less: Net (income) loss attributable to non-controlling interest	646,629	—	828,495	—

Net income (loss) attributable to stockholders	$(913,017)	$(39,270)	$(1,169,804)	$930,639

Net income (loss) per common share, basic and diluted	$(0.17)	$(0.01)	$(0.21)	$0.29

Weighted average number of common shares outstanding, basic and diluted	5,505,885	6,062,556 *	5,567,802	3,177,198 *

*	The weighted average number of common shares outstanding is that of Crumbs Bake Shop, Inc.
See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
From January 1, 2010 through September 30, 2011

								Total Crumbs Bake		Total	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Shop, Inc.	Non-Controlling	Stockholders’	Members’
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Stockholders’ Equity	Interest	Equity	Equity
Balances, January 1, 2010	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$6,152,065

Capital distributions	—	—	—	—	—	—	—	—	—	—	(352,173)

Net income	—	—	—	—	—	—	—	—	—	—	796,371

Balances, December 31, 2010 (Audited)											6,596,263

Merger of Crumbs Holdings LLC into 57th Street Merger Sub LLC	454,139	45	6,089,075	609	28,739,049	(594,267)	—	28,145,436	10,060,238	38,205,674	(6,596,263)

Common stock tender of 1,594,584 shares pursuant to Offer to Purchase at $9.98 per share	—	—	—	—	—	—	(15,913,948)	(15,913,948)	—	(15,913,948)	—

Warrants exchanged for common stock pursuant to Insider Warrant Exchange Agreement	—	—	370,000	37	(37)	—	—	—	—	—	—

Liquidity shares exchanged for common stock pursuant to Exchange and Support Agreement	(64,139)	(6)	641,394	64	1,515,837	—	—	1,515,895	(1,423,895)	92,000	—

Net loss	—	—	—	—	—	(1,169,804)	—	(1,169,804)	(828,495)	(1,998,299)	—

Balances, September 30, 2011 (Unaudited)	390,000	$39	7,100,469	$710	$30,254,849	$(1,764,071)	$(15,913,948)	$12,577,579	$7,807,848	$20,385,427	$—

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2011	2010

Cash flows from operating activities
Net income (loss)	$(1,998,299)	$930,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,037,476	613,676
Abandoned lease projects	19,628	198,018
Changes in operating assets and liabilities:
Trade receivables	(61,028)	12,188
Inventories	(124,871)	(46,054)
Prepaid rent	(190,279)	(24,749)
Other current assets	(268,177)	(102,774)
Deposits	(10,340)	(15,356)
Accounts payable and accrued expenses	(902,739)	(70,134)
Payroll liabilities	249,724	136,374
Sales tax payable	21,892	10,634
Gift cards and certificates outstanding	4,423	13,717
Deferred rent	802,036	373,124

Net cash provided by (used in) operating activities	(1,420,554)	2,029,303

Cash flows from investing activities
Purchase of restricted certificates of deposit	(643,000)	—
Purchases of property and equipment	(3,448,039)	(1,650,128)
Proceeds from sales of property and equipment	—	135,550
Purchases of intangible assets	(52,024)	(39,899)
Purchases of other assets	(71,065)	—

Net cash used in investing activities	(4,214,128)	(1,554,477)

Cash flows from financing activities
Proceeds retained from reverse merger	13,697,319	—
Capital distributions	(89,324)	(334,251)

Net cash provided by (used in) financing activities	13,607,995	(334,251)

Net increase in cash	7,973,313	140,575

Cash, beginning of period	655,022	808,528

Cash, end of period	$8,628,335	$949,103

Supplemental disclosure of non-cash financing activities
Net assets acquired in reverse merger	$2,087,468	$—

Exchange of New Crumbs Class B Exchangeable Units for common stock of Crumbs Bake Shop, Inc.	$1,423,895	$—

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies
Unaudited Interim Financial Information
The accompanying condensed consolidated interim financial information of Crumbs Bake Shop, Inc., formerly known as 57th Street General Acquisition Corp., (“CBS”) and Crumbs Holdings LLC and its wholly-owned subsidiaries (“Crumbs”) (together, the “Company”) as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Third Amended and Restated Offer to Purchase, dated April 18, 2011 (as amended and supplemented on each of April 21, 2011, April 25, 2011, April 26, 2011, April 27, 2011 and May 5, 2011), filed with the Securities and Exchange Commission.
Reverse Merger
On January 9, 2011, CBS, 57th Street Merger Sub LLC (“Merger Sub”), Crumbs, all the members of Crumbs immediately prior to the consummation of the Merger (as described below) (individually, a “Member” or, collectively, the “Members”), and the representatives of Crumbs and the Members, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011, (the “Business Combination Agreement”) pursuant to which CBS acquired Crumbs. Pursuant to the terms of the Business Combination Agreement, among other things, Merger Sub merged with and into Crumbs with Crumbs surviving as a non-wholly owned subsidiary of CBS (the “Merger”) in exchange for consideration in the form of cash, newly issued preferred stock of CBS, and newly issued exchangeable units of Crumbs. The Merger was consummated on May 5, 2011. Management has concluded that Crumbs is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition. The entity surviving the Merger kept the Crumbs name.
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
Upon consummation of the Merger, Crumbs issued to the Members an aggregate of 4,541,394 New Crumbs Class B Exchangeable Units, which have limited voting rights. The New Crumbs Class B Exchangeable Units are exchangeable for shares of CBS’ common stock on a one for one basis (subject to certain adjustments related to organic dilution) at the request from time to time of any holder of such units pursuant to the terms of an Exchange and Support Agreement (“Exchange and Support Agreement”) between the Members, CBS, and the Company. CBS accordingly reserved 4,541,394 shares of its common stock for issuance to the Members upon their exchange of 4,541,394 New Crumbs Class B Exchangeable Units. CBS also reserved an additional 4,400,000 shares of its common stock for issuance in exchange for up to 4,400,000 New Crumbs Class B Exchangeable Units which may be earned by the Members if certain financial or stock price targets are met.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies (continued)
Reverse Merger (continued)
Additionally, CBS issued to the Members 454,139.4 shares of Series A Voting Preferred Stock of CBS (the “Series A Voting Preferred“). Holders of Series A Voting Preferred have the right to vote on all matters submitted to a vote of CBS’ common stockholders, voting together with the holders of common stock as a single class; each share of Series A Voting Preferred held on the record date for determining stockholders initially will be entitled to 10 votes (subject to adjustment for organic dilution). Upon exchange of the New Crumbs Class B Exchangeable Units in accordance with the Exchange and Support Agreement, a proportionate amount of shares of Series A Voting Preferred will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the New Crumbs Class B Exchangeable Units, the CBS Series A Voting Preferred will not be redeemable. Except as provided in the Exchange and Support Agreement and the Business Combination Agreement, CBS Series A Voting Preferred will have no other conversion, preemptive or other subscription rights with respect to the CBS Series A Voting Preferred, and there are no sinking fund provisions applicable to the Series A Voting Preferred.
Upon consummation of the Merger, Crumbs issued to CBS 4,494,491 New Crumbs Class A Voting Units. Holders of New Crumbs Class A Voting Units possess all voting rights in Crumbs on ordinary matters. CBS is the sole holder of New Crumbs Class A Voting Units. In the event Members exchange their New Crumbs Class B Exchangeable Units for the common stock of CBS, CBS will be issued New Crumbs Class A Voting Units equal to the number of New Crumbs Class B Exchangeable Units being exchanged pursuant to the Exchange and Support Agreement.
The aggregate amount of cash consideration paid by CBS pursuant to the Business Combination Agreement was approximately $22 million.
Nature of Business
The Company specializes in the sale of comfort-oriented and elegant baked goods, with more than 150 varieties of goods baked fresh daily, but is specifically known for its line of gourmet cupcakes. Other items sold include beverages and logoed merchandise. Sales are primarily conducted through retail locations in New York, California, Connecticut, Illinois, New Jersey, Virginia and Washington D.C., while a small percentage of baked goods sales stem from wholesale distribution and catering sales to several metropolitan area vendors. The Company also commenced its e-commerce business in early 2009 enabling nationwide cupcake sales.
Crumbs Holdings LLC was the sole member of 59 limited liability companies, all operating under the trade name “Crumbs Bake Shop,” as of September 30, 2011. A new limited liability company is formed for each retail location and business, and as of September 30, 2011, 39 retail locations, the wholesale business, e-commerce and catering business were in operation.
Basis of Presentation
The condensed consolidated interim financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies (continued)
Principles of Consolidation
The accompanying condensed consolidated interim financial statements include the accounts of CBS and Crumbs. Intercompany transactions and balances have been eliminated in consolidation.
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
Restricted Certificates of Deposit
As of September 30, 2011 and December 31, 2010, the Company had $673,000 and $30,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (See Note 3). The letters of credit are required as security deposits for certain of Crumbs’ non-cancellable retail store operating leases.
New Store Expenses
New store expenses, consisting primarily of manager salaries, retail store employee payroll and related training costs incurred prior to the opening of a store, straight-line rent recorded from the possession date to store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings is expensed as incurred.
Sales Incentives and Promotions
Expenses related to buy-one-get-one-free incentives and product costs associated with redemptions from our coffee loyalty card program, through which customers receive free product after a designated number of purchases are recorded in cost of sales (See “Reclassifications” within Note 1). Ongoing promotional product giveaway costs are included in selling expenses, whereas product giveaway costs associated with new store openings are included in new store expenses.
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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies (continued)
Income Taxes (continued)
The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending stockholders’ equity. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011 and 2010. However, the Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.
The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the three and nine months ended September 30, 2011 and 2010.
The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various states. Generally, the Company is subject to income tax examinations by major taxing authorities since inception. The Company may be subject to potential examination by U.S. federal or states’ authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Tax Receivable Agreement
Crumbs intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of New Crumbs Class B Exchangeable Units for shares of CBS’ common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of Crumbs at the time of an exchange of New Crumbs Class B Exchangeable Units. As a result of both the initial purchase of New Crumbs Class B Exchangeable Units from the Members in connection with the Merger and these subsequent exchanges, CBS will become entitled to a proportionate share of the existing tax basis of the assets of Crumbs. In addition, the purchase of New Crumbs Class B Exchangeable Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Crumbs that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that CBS would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies (continued)
Tax Receivable Agreement (continued)
CBS entered into a tax receivable agreement with Crumbs that will provide for the payment by CBS to the Members of up to 75% of the amount of the benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Crumbs on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Crumbs. For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of Crumbs (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Crumbs as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Crumbs on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.
Fair Value of Financial Instruments
The Company’s financial instruments consist primarily of cash in banks, certificates of deposit, and accounts receivable. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair value due to the short term nature of the instruments.
Net loss per common share
The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants to purchase 5,456,300 shares of common stock for the three and nine months ended September 30, 2011 and 2010 were excluded from the calculation of diluted loss per share because they would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.
Recently issued accounting standards
The Company does not believe that the adoption of any recently issued accounting standards will have a material impact on its financial position and results of operations.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
1. Nature of business and summary of significant accounting policies (continued)
Reclassifications
Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation. Such reclassifications have no effect on reported net income.
During the three months ended September 30, 2011, the Company reclassified to cost of sales certain costs associated with promotional activities, which included expenses related to buy-one-get-one-free incentives and product costs associated with redemptions from our coffee loyalty card program, through which customers receive free product after a designated number of purchases. For the six months ended June 30, 2011, the Company reclassified approximately $32,000 as cost of sales that were previously recorded as selling expenses under these programs. For the three and nine months ended September 30, 2010, the Company reclassified approximately $13,500 and $34,000, respectively, as cost of sales that were previously recorded as selling expenses under these programs.
2. Inventories
Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Packaging	$164,448	$54,980
E-Commerce packaging	138,466	117,445
Merchandise	21,109	45,599
Store supplies	41,813	22,941

Total Inventory	$365,836	$240,965

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
3. Letters of credit
In lieu of security deposits required pursuant to the terms of several operating leases, Crumbs has chosen to obtain letters of credit issued by two financial institutions, where such substitution is allowed by the landlords. As of September 30, 2011 and December 31, 2010, issued and unused letters of credit totaled $637,425 and $529,425, respectively. In May 2011, Crumbs entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Crumbs member. Letters of credit amounting to $539,425 and $499,425 were reserved under this line of credit as of September 30, 2011 and December 31, 2010, respectively, and therefore cannot exceed $575,000. The line of credit is secured by a certificate of deposit. Letters of credit in the amount of $98,000 issued by the second institution are also secured by certificates of deposit. No amounts were outstanding at September 30, 2011 and December 31, 2010.
The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (See Note 1).

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
(Formerly Known As 57th Street General Acquisition Corp.)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
4. Related party
In 2010, Crumbs leased building space for seven of its retail locations as sub-leases from Bauer Holdings, Inc., formerly known as Crumbs, Inc., a member of Crumbs, which is controlled and owned by officers of the Company. Crumbs paid the original unrelated lessor directly at the original terms of the agreements. Two of these sub-leases were terminated during 2010, and the remaining five sub-leases were assigned to their respective successor entities in the second quarter of 2011.
For the three and nine months ended September 30, 2011, the Company paid approximately $285 and $4,870, respectively, and for the three and nine months ended September 30, 2010, paid $6,982 and $24,188, respectively, in fees, unrelated to audit services, to an accounting firm in which an officer of the Company is a part owner.
Additionally, for the three and nine months ended September 30, 2011, the Company paid approximately $5,175 and $15,525, respectively, and for the three and nine months ended September 30, 2010, paid $4,315 and $13,025, respectively, in rent to a landlord that is partially owned by an officer of the Company.
5. Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse Merger” in Note 1), the Members were issued 4,541,394 New Crumbs Class B Exchangeable Units and 454,139.4 Series A Voting Preferred of CBS. Upon exchange of the New Crumbs Class B Exchangeable Units in accordance with the Exchange and Support Agreement, shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and concurrently, a proportionate amount of shares of Series A Voting Preferred will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the New Crumbs Class B Exchangeable Units, the CBS Series A Voting Preferred will not be redeemable.
In June 2011, 641,394 New Crumbs Class B Exchangeable Units were exchanged for 641,394 shares of common stock, and in turn, 64,139.4 shares of Series A Voting Preferred were automatically redeemed and cancelled pursuant to the Exchange and Support Agreement.
6. Subsequent Event
On October 26, 2011, 57th Street General Acquisition Corp. filed its Third Amended and Restated Certificate of Incorporation with the State of Delaware Secretary of State to change its name to Crumbs Bake Shop, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: the risk that the businesses of Crumbs Bake Shop, Inc., and Crumbs Holdings LLC and its wholly-owned subsidiaries will not be integrated successfully; the risk that the benefits anticipated from the business transaction may not be fully realized or may take longer to realize than expected; the risk that any projections, including earnings, revenues, expenses, synergies, margins or any other financial items are not realized, the risk of disruption from the business transaction making it more difficult to maintain relationships with customers, employees or suppliers; a reduction in industry profit margin; the inability to continue the development of the Crumbs brand; the timing of and ability to achieve profitability of new stores; changing interpretations of generally accepted accounting principles; continued compliance with government regulations; changing legislation and regulatory environments; the ability to meet the NASDAQ Stock Market continued listing standards; a lower return on investment; the inability to manage rapid growth; requirements or changes affecting the business in which Crumbs Bake Shop, Inc. and Crumbs Holdings LLC and its wholly-owned subsidiaries are engaged; the general volatility of the market prices of our securities and general economic conditions; our ability to successfully implement new strategies; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section Item 1A; other risks identified in this Report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Securities and Exchange Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview
About the Company
Crumbs Bake Shop, Inc. (“CBS”) was formed in Delaware in October 2009 under the name of 57th Street General Acquisition Corp. (“57th Street”). 57th Street entered into a Business Combination Agreement dated as of January 9, 2011 and amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (as amended, from time-to-time, the “Business Combination Agreement”), by and among 57th Street, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Crumbs Holdings LLC, a Delaware limited liability company (“Crumbs”), the members of Crumbs immediately prior to the consummation of the Merger (the “Members”) and the representatives of the Members and Crumbs pursuant to which, subject to the terms and conditions contained therein, Merger Sub was merged with and into Crumbs with Crumbs surviving the merger as a non-wholly owned subsidiary of 57th Street (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name, and is referred to herein as Crumbs. 57th Street filed its Third Amended and Restated Certificate of Incorporation with the State of Delaware Secretary of State to change its name to Crumbs Bake Shop, Inc. on October 26, 2011. CBS, together with Crumbs and its wholly-owned subsidiaries, is referred to herein as the “Company” or “we.”
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
As of November 1, 2011, there were 44 Crumbs retail stores operating in six states and Washington, D.C., including 19 locations in Manhattan, New York. Crumbs’ sales are primarily conducted through its retail locations in New York, California, Illinois, Connecticut, New Jersey, Virginia and Washington, D.C. However, a small percentage of baked goods sales are from Crumbs’ wholesale distribution business and catering sales to several metropolitan area vendors. Crumbs’ e-commerce division at http://www.crumbs.com allows cupcakes to be shipped nationwide. In light of the decline in operating performance at a number of the Company’s stores, Management and the Board are engaged in an ongoing process to evaluate and, as necessary, address weaknesses and implement improvements in the Company’s management, operations and growth strategies as part of our efforts to maximize overall profitability and shareholder value.
2011 Highlights
Store Development. During the nine months ended September 30, 2011 we opened 6 new Crumbs Bake Shop store locations, and subsequent to the quarter ended September 30, 2011, we have opened 5 additional locations. We have also entered into 10 additional leases for upcoming store locations.
Sales Growth. Net sales grew from approximately $22.55 million to approximately $28.89 million for the first nine months of 2011 compared to the same period in 2010, an increase of 28.1%.

Results of Operations and Known Trends
Our results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.
Net Sales
Net sales for the three and nine months ended September 30, 2011 were $8.88 million and $28.89 million, respectively, an increase of 18.3% and 28.1%, as compared to $7.51 million and $22.55 million, respectively, for the same periods in 2010. The increase in net sales was primarily attributable to additional store openings, offset by decreases in same store sales at a number of existing stores.
Net sales from our catering, e-commerce and wholesale operations for the three and nine months ended September 30, 2011 were $0.45 million and $1.72 million, as compared to $0.47 million and $1.63 million, respectively, for the same period in 2010, a decrease of 4.9% for the three months then ended and an increase of 5.2% for the nine months then ended. The primary reason for the increase for the nine months ended September 30, 2011 was the growth of our e-commerce operation, while the decrease for the three months ended September 30, 2011 was primarily attributable to a decrease in sales from our wholesale operation.
During the three and nine months ended September 30, 2011, cupcakes represented 75.2% and 76.5%, respectively, of Crumbs’ net sales as compared to 77.1% and 77.2%, respectively, for the same periods in 2010. Each Crumbs store offers more than 150 different baked goods daily. Products include a full line of breakfast items, such as danishes, scones, croissants and muffins, as well as other popular desserts including brownies, cakes, pies and cookies. Other baked goods sales during the three and nine month periods ended September 30, 2011 represented 12.2% and 11.9%, respectively, of Crumbs’ net sales as compared to 12.0% and 12.3%, respectively, for the same periods in 2010. The stores also carry beverages including whole leaf teas, espresso based drinks, drip coffees, hot chocolate, homemade sodas, and fresh squeezed lemonade. During the three and nine months ended September 30, 2011, beverages represented 10.8% and 9.4%, respectively, of Crumbs’ net sales as compared to 8.8% and 8.1%, respectively, for the same periods in 2010. The remaining net sales were primarily attributable to delivery and handling charges.
Cost of Sales
Product purchases for resale comprise the greater part of cost of sales. Baked goods are delivered to Crumbs’ stores by independent commercial bakeries. In each major market, Crumbs contracts with a bakery able to exclusively supply proprietary products to Crumbs’ stores within a two hour drive. As of the date of this filing, Crumbs has relationships with commercial bakeries in New York, Los Angeles, Northern Virginia and Illinois. Beverage materials and packaging are purchased from both national and local vendors. Deliveries for the stores are handled by local couriers. The e-commerce operation utilizes a fulfillment company in New York for both shipping and handling.
During the three months ended September 30, 2011, the Company reclassified to cost of sales certain costs associated with promotional activities, which included expenses related to buy-one-get-one-free promotions and product costs associated with redemptions from our coffee loyalty card program, through which customers receive free product after a designated number of purchases. For the six months ended June 30, 2011, the Company reclassified approximately $32,000 as cost of sales that were previously recorded in selling expenses under these programs. For the three and nine months ended September 30, 2010, the Company reclassified approximately $13,500 and $34,000, respectively, as cost of sales that were previously recorded in selling expenses under these programs.
Cost of sales reported for the three and nine months ended September 30, 2011 was $3.77 million and $12.19 million, respectively, an increase of 23.1% and 32.4% as compared to $3.06 million and $9.21 million, respectively, for the same periods in 2010. Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2011 was 42.5% and 42.2%, respectively, an increase of 1.7% and 1.3% as compared to 40.8% and 40.9%, respectively, for the same periods in 2010. The increase was primarily attributable to increases in packaging and beverage costs, excess inventory during periods of bad weather and increased percentage of revenue from suburban stores, which maintain more baked goods inventory than our urban stores.

Operating Expenses
Selling expenses include merchant account fees, fees paid to a public relations consultant, advertising (most of Crumbs’ advertising expenses are related to the e-commerce operation) and product promotional giveaways.
Selling expenses reported for the three and nine month periods ended September 30, 2011 were $0.28 million and $1.01 million, respectively, an increase of 18.3% and 23.5% as compared to $0.24 million and $0.82 million, respectively, for the same periods in 2010. This increase is due to additional expenses associated with our growth, particularly in the new markets of Washington, D.C. and Chicago, and is consistent with our growth in revenue. Selling expenses as a percentage of net sales were consistent at 3.2% for the three months ended September 30, 2011 and 2010, and decreased 0.4% to 3.2% from 3.6% for the nine months ended September 30, 2011 as compared to the same period in 2010.
Staff expenses include salaries and wages for both Crumbs retail store employees and corporate positions, guaranteed payments to certain members of Crumbs, as well as employment taxes, medical insurance and workers compensation insurance.
Staff expenses reported for the three and nine month periods ended September 30, 2011 were $3.10 million and $9.21 million, respectively, an increase of 49.0% and 53.9% as compared to $2.08 million and $5.98 million, respectively, for the same periods in 2010. Staff expenses as a percentage of net sales for the three and nine months ended September 30, 2011 were 34.9% and 31.9%, respectively, an increase of 7.2% and 5.4% as compared to 27.7% and 26.5%, respectively, for the same periods in the prior year. The increase is attributable to the addition of corporate staff members and increased corporate salaries, as well as increased staff expenses in our stores.
Staff expenses of $2.06 million and $6.32 million, respectively, were attributable to retail store staff expenses for the three and nine month periods ended September 30, 2011, an increase of 44.5% and 54.9% as compared to $1.43 million and $4.08 million, respectively, for the same periods in 2010. Retail store staff expenses as a percentage of retail store net sales for the three and nine months ended September 30, 2011 were 24.4% and 23.2%, respectively, an increase of 4.1% and 3.7% as compared to 20.3% and 19.5%, respectively, for the same periods in 2010. The increase is attributable to increased average staff expenses per store combined with the impact of (i) the addition into the net sales base of new stores with lower average sales and (ii) lower average sales in continuing stores, in each case, during the more recent comparable periods.
Crumbs and its wholly-owned subsidiaries lease all of their retail store locations and corporate offices. The leases range in term from three to fifteen years, many with options to extend to twenty years. Most of the leases include periods of free rent and monthly rental rate escalation clauses. Crumbs amortizes the total rent to be paid during the lease term on a straight line basis over the entire base period of each lease. This treatment causes a non-cash expense in the early years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance, advertising and commissions are included in occupancy expenses. Other expenses, such as utilities, cleaning, licenses, kosher certification, maintenance, property and liability insurance are also included in occupancy expenses.

Occupancy expenses reported for the three and nine month periods ended September 30, 2011 were $1.83 million and $5.19 million, respectively, an increase of 47.3% and 48.2% as compared to $1.24 million and $3.5 million, respectively, for the same periods in 2010. Occupancy expenses as a percentage of net sales for the three and nine month periods ended September 30, 2011 were 20.6% and 18.0%, respectively, an increase of 4.1% and 2.5% as compared to 16.5% and 15.5%, respectively, for the same periods in 2010. Occupancy expense increases were primarily related to lease expenses associated with the opening of thirteen additional stores since September 30, 2010. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses. Post-opening lease expenses were $1.34 million and $3.88 million, respectively, for the three and nine month periods ended September 30, 2011, an increase of 41.7% and 42.2% as compared to $0.95 million and $2.73 million, respectively, for the same periods in 2010.
General and administrative expenses primarily include corporate expenses such as public company operating expenses, office supplies, travel, professional fees and bank service charges. The category also includes, to a lesser degree, retail store based expenses for miscellaneous supplies, uniforms and quality control.
General and administrative expenses reported for the three and nine month periods ended September 30, 2011 were $0.66 million and $1.68 million, respectively, an increase of 88.9% and 79.9% as compared to $0.35 million and $0.94 million, respectively, for the same periods in 2010. General and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2011 were 7.4% and 5.8%, respectively, an increase of 2.7% and 1.7% as compared to 4.7% and 4.1%, respectively, for the same periods in 2010. The increase was primarily attributable to expenses associated with being a public company, such as SEC filing fees, NASDAQ listing fees, director compensation, investor relation fees, legal fees and accounting fees, for the three and nine months ended September 30, 2011.
New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent recorded from the possession date to store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.
New store expenses reported for the three and nine month periods ended September 30, 2011 were $0.42 million and $0.53 million, respectively, an increase of 144.5% and 51.7% as compared to $0.17 million and $0.35 million, respectively, for the same periods in 2010. New store expenses as a percentage of net sales were 4.7% and 1.8%, respectively, an increase of 2.4% and 0.2% as compared to 2.3% and 1.6%, respectively, for the same periods in 2010. The increase is primarily attributable to the increase in store openings for the three months ended September 30, 2011 as compared to the same period of the prior year. Four of the six store openings during the nine months ended September 30, 2011 took place in the third quarter, whereas only one of the two store openings for the same period in 2010 took place in the three months ended September 30, 2010.
Depreciation and amortization expenses reported for the three and nine month periods ended September 30, 2011 were $0.36 million and $1.04 million, respectively, an increase of 70.2% and 69.1% as compared to $0.21 million and $0.61 million, respectively, for the same periods in 2010. Depreciation and amortization expenses as a percentage of net sales were 4.1% and 3.6%, respectively, an increase of 1.3% and 0.9% as compared to 2.8% and 2.7%, respectively, for the same periods in 2010. Depreciation and amortization expenses increased as a result of new store additions and lease review and negotiation fees from those stores opened during the period.

General Economic Trends and Seasonality
Our results of operations are generally affected by the economic trends in our market areas due to the dependence on our customers’ discretionary spending. Weakness in the national or regional economy in our market areas, combined with other factors including inflation, labor and healthcare costs and availability of suitable locations for our stores, may negatively impact our business. If consumer activities associated with the consumption of our products decline or the business activities of our corporate customers decrease, our net sales and sales volumes may decline.
Our results to date have not been significantly impacted by inflation.
While Crumbs’ business is not highly seasonal, it is impacted by weather. Extreme hot, cold and wet weather may cause decreased sales in the affected locations and could impact the daily delivery of its baked goods. On occasion, weather conditions have caused Crumbs to close stores during normal business hours. During the three months ended September 30, 2011, Hurricane Irene’s impact forced 27 Crumbs stores along the east coast to shut down in August 2011. Crumbs lost a total of 45 store days due to the storm.
Liquidity and Capital Resources
As a result of the Merger, which was consummated on May 5, 2011, approximately $13.7 million was contributed to Crumbs. Crumbs’ primary source of liquidity from operations is cash generated from the sale of baked goods, beverages and merchandise. Crumbs’ primary uses of cash are cost of sales, operating expenses, capital expenditures, and tax distributions by Crumbs to certain of Crumbs’ members subject to individual level taxation on profits and payments to members under a tax benefit agreement.
As of September 30, 2011, the Company’s working capital was approximately $7.94 million. We anticipate incurring approximately $2.7 million of additional costs during the three months ended December 31, 2011 associated with the construction and buildout of new store locations, as well as the purchase/lease of equipment necessary to operate our new stores. The Company believes it has sufficient capital resources to meet its needs.
Cash Flows
Crumbs’ net cash used in operating activities was $1.42 million for the nine months ended September 30, 2011, as compared to $2.03 million provided by operating activities for the same period of the prior year. The increase in operating cash outflows for the nine months ended September 30, 2011 was primarily due to operating expense increases, inventory increases attributable to additional stores and additional packaging related to e-commerce shipments of new products, a $154,000 increase in prepaid rent as a result of payments due pursuant to the execution of fourteen new leases in 2011, a $148,000 increase in prepaid insurance, and a $0.9 million reduction in accounts payable primarily attributable to construction costs for stores opened in late 2010.
Net cash used in investing activities for the nine months ended September 30, 2011 was $4.21 million as compared to $1.55 million for the same period in 2010. Investing cash outflows for the nine months ended September 30, 2011 consisted primarily of total costs related to six new stores, construction in progress costs for fifteen additional stores and $0.64 million for the purchase of a certificate of deposit used as security for letters of credit issued to several landlords in lieu of security deposit payments.

As a result of the consummation of the Merger on May 5, 2011, financing inflows for the nine months ended September 30, 2011 included $13.7 million in net proceeds from IPO funds held in trust. For the nine months ended September 30, 2011 and 2010, respectively, approximately $90,000 and $0.33 million of net cash used in financing activities was attributable to member capital distributions for state income tax obligations, state estimated tax payments and member personal expenses, treated as distributions.
Off-Balance Sheet Arrangements
Crumbs has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Long-Lived Assets. Property and equipment are carried at cost and are being depreciated on a straight-line basis over their useful lives of 10 to 15 years for leasehold improvements, 5 to 10 years for furniture and equipment and 3 to 5 years for computer equipment. Leasehold improvements are depreciated over the shorter of the lease term or the asset’s useful life. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. Intangible assets include branding costs and website design that are amortized over their useful lives, estimated to be 5 years.
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
Revenue Recognition. Revenue is recognized when payment is tendered at the point of sale. Revenue is reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Upon consummation of the Merger on May 5, 2011, the net proceeds from the initial public offering held in trust and invested in U.S. government treasury bills and money market funds were disbursed. As a result, we are no longer exposed to interest rate risk from those investments.
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

PART II
ITEM 1A. RISK FACTORS
Risks Related to Crumbs’ Business and Industry
If Crumbs is unable to achieve its rapid growth strategy, its business could be materially adversely affected.
Crumbs’ growth strategy depends on its ability to open new stores on a timely and profitable basis. Crumbs has experienced delays in store openings from time to time. Crumbs may experience delays in the future, and Crumbs cannot assure you that it will be able to achieve its expansion goals. Any inability to implement Crumbs’ growth strategy could materially adversely affect its business, financial condition, operating results or cash flows. Crumbs’ ability to expand successfully will depend on a number of factors, some of which are beyond its control, including:
•	identification and availability of suitable store sites;
•	competition for prime real estate sites;
•	negotiation of favorable leases;
•	management of construction and development costs of new stores;
•	securing required governmental approvals and permits;
•	recruitment of qualified operating personnel;
•	the availability of, and Crumbs’ ability to obtain, adequate suppliers of ingredients that meet its quality standards;
•	the impact of inclement weather, natural disasters and other calamities;
•	competition in new and existing markets; and
•	general economic conditions.
Any inability to manage Crumbs’ growth effectively could materially adversely affect its operating results and cause its future results to be unpredictable.
Crumbs has grown significantly since its inception. Its existing store management systems, financial and management controls and information systems may not be adequate to support its planned expansion. Crumbs’ ability to manage its growth effectively will require it to continue to enhance these systems, procedures and controls and to locate, hire, train and retain operating personnel.
Additionally, Crumbs’ growth strategy and the substantial investment associated with the development of each new store may cause Crumbs’ operating results to fluctuate and be unpredictable or adversely affect its profits. Crumbs cannot assure you that it will be able to respond on a timely basis to all of the changing demands that its planned expansion will impose on management and on its existing infrastructure. If Crumbs is unable to manage its growth effectively, its business and operating results could be materially adversely impacted and its future results will be unpredictable.

Crumbs’ expansion into new markets may present increased risks due to its unfamiliarity with those areas.
Some of Crumbs’ new stores are planned for markets where it has little or no operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than its existing markets. Consumers in a new market may not be familiar with the Crumbs brand, and Crumbs may need to build brand awareness in such market through greater investments in advertising and promotional activity than it originally planned. Crumbs may find it more difficult in new markets to hire, motivate and keep qualified employees who can project its vision. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Further, Crumbs may have difficulty in finding reliable commercial bakers, suppliers or distributors that can provide it, either initially or over time, with adequate supplies of ingredients meeting its quality standards. Revenue at stores opened in new markets may not reach expected revenue and profit levels, negatively impacting overall profitability.
You should not rely on average store sales experienced by Crumbs in the past because they may not be indicative of future results.
Crumbs’ average store sales may not continue at the rates achieved over the past several years. A number of factors have historically affected, and may affect Crumbs’ average store sales in the future, including:
•	introduction of new menu items;
•	initial sales performance by new stores and the impact of cannibalization;
•	weather conditions;
•	competition;
•	consumer trends;
•	Crumbs’ ability to execute its business strategy effectively; and
•	general regional and national economic conditions.
Changes in Crumbs’ average store sales or Crumbs’ inability to increase its average unit sales could cause its operating results to vary adversely from expectations, which could adversely affect its results of operations. Changes in Crumbs’ average sales results may not meet the expectations of analysts or investors which could cause the price of the Company’s common stock to fluctuate.
Crumbs has a limited operating history and Crumbs may be unable to achieve and sustain profitability.
The first Crumbs store was opened in 2003. As of November 1, 2011, Crumbs was operating 44 stores, eighteen of which have been open for less than one year. Accordingly, you have limited information with which to evaluate Crumbs’ business and prospects. As a result, forecasts of Crumbs’ future revenues, expenses and operating results may not be as accurate as they would be if Crumbs had a longer history of operations. Crumbs cannot predict whether it will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future.
Crumbs’ revenue and profit growth could be adversely affected if comparable store revenue is less than expected.
Maintaining comparable store revenue enables fixed costs to be spread over a consistent revenue base. Crumbs may not achieve comparable store revenue. If this were to happen, revenue and profit growth would be adversely affected.

Crumbs’ store expansion strategy includes further penetration of existing markets. This strategy can cause sales in some of Crumbs’ existing stores to decline, which could result in store closures.
In accordance with Crumbs’ expansion strategy, Crumbs intends to open new stores, including in Crumbs’ existing markets. Since Crumbs’ customers typically represent customers from a relatively small radius around each of its stores, the sales performance and customer counts for stores near the area in which a new store opens may decline due to cannibalization, or competition between its closely-situated stores, which could result in store closures.
Crumbs’ stores are currently concentrated in the Northeast and the West Coast regions of the United States, particularly in the Manhattan, New York area and the Los Angeles area. Accordingly, Crumbs is highly vulnerable to negative occurrences in these regions.
As of November 1, 2011, Crumbs operated 30 of its 44 stores in the Northeast, of which 19 are located in Manhattan, New York, and 6 stores in California, all of which are located in or around the Los Angeles area. As a result, Crumbs is particularly susceptible to adverse trends, weather conditions, competition and economic conditions in these areas. In addition, given Crumbs’ geographic concentration, negative publicity regarding any of its stores could have a material adverse effect on its business and operations, as could other regional factors impacting the local economies in these markets.
Crumbs is subject to all of the risks associated with leasing space subject to long-term non-cancelable leases and with respect to the real property that it may own in the future.
Crumbs competes for real estate, and Crumbs’ inability to secure real estate in desirable locations or on favorable lease terms could impact Crumbs’ ability to grow. Crumbs’ leases generally have initial terms of between 10 and 15 years, and generally can be extended in up to five-year increments (at increased rates) if at all. Additionally, in certain instances, there may be change in control provisions in the lease which put Crumbs in a competitive disadvantage when negotiating extensions or which require Crumbs to get landlord consent for certain transactions. All of its leases require a fixed annual rent, although some require the payment of additional rent if store revenue exceeds a negotiated amount. Crumbs’ leases include ‘‘net’’ leases, which require it to pay all of the cost of insurance, taxes, maintenance and utilities. Crumbs generally cannot cancel these leases. Additional sites that Crumbs may lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and Crumbs decides to close a particular store, it may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of its leases expires, Crumbs may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause it to close stores in desirable locations. Current locations of Crumbs’ stores may become unattractive as demographic patterns change.
Crumbs may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.
As Crumbs expands its operations, it may have to seek new commercial bakers, suppliers and service providers or enter into new arrangements with existing ones, and it may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those it currently enjoys. Crumbs’ inability to enter into such agreements on favorable terms may harm its business and operating results.

Crumbs may not be able to adequately protect its intellectual property, which could harm the value of its brand and adversely affect its business.
Crumbs’ intellectual property is material to the conduct of its business. Crumbs’ ability to implement its business plan successfully depends in part on its ability to build further brand recognition using its trademarks, service marks and other proprietary intellectual property, including its name and logos. Crumbs has registered its trademarks in the United States, the European Community and Japan; however, if Crumbs’ efforts to protect its intellectual property are inadequate, or if any third party misappropriates or infringes on its intellectual property, the value of its brands may be harmed, which could have a material adverse effect on its business and might prevent its brands from achieving or maintaining market acceptance. While Crumbs has not encountered claims from prior users of intellectual property relating to its bake shop operations in areas where it operates or intends to conduct operations, there can be no assurances that it will not encounter such claims. If so, this could harm Crumbs’ image, brand or competitive position and cause it to incur significant penalties and costs.
Disruptions in Crumbs’ supply chain and the inability to predict demand could adversely affect its profitability and operating results.
Crumbs depends on deliveries exclusively from its regional suppliers of baked goods and other products daily. Accordingly, Crumbs is particularly susceptible to supply volatility as a result of adverse weather and traffic conditions and potential mechanical issues related to the delivery trucks of Crumbs’ suppliers. Crumbs’ dependence on frequent deliveries to its stores by single regional distributors could cause shortages or supply interruptions that could adversely impact its operations. Additionally, because none of the Crumbs retail stores bake the baked goods they sell, each Crumbs store is required to estimate and order suitable inventory for each day. If stores are unable to accurately predict the demand, Crumbs’ profitability and operating results may be adversely effected. There are many factors which could cause shortages or interruptions in the supply of Crumbs’ products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, and the financial health of Crumbs’ suppliers, most of which are beyond Crumbs’ control, and which could have an adverse effect on Crumbs’ business and results of operations.
Crumbs’ results may fluctuate and could fall below expectations of securities analysts and investors due to seasonality and other factors, resulting in a decline in the Company’s stock price.
Crumbs’ quarterly and yearly results have varied in the past, and Crumbs believes that its quarterly operating results will vary in the future. Factors such as unseasonably cold or wet weather conditions, labor availability and wages of store management and employees, infrastructure costs, changes in consumer preferences and discretionary spending, general economic conditions, commodity, energy, insurance or other operating costs may cause Crumbs’ quarterly results to fluctuate. For these reasons, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. You should not rely upon Crumbs’ historical quarterly operating results as indications of future performance.
Crumbs may need additional capital in the future and it may not be available on acceptable terms.
The development of Crumbs’ business may require significant additional capital in the future to, among other things, fund its operations, expand the range of services Crumbs offers and finance future acquisitions and investments. To meet its capital needs, Crumbs expects to rely on its cash flow from operations and cash generated from the Merger. There can be no assurance, however, that these sources of financing or alternative sources will be available on terms favorable to Crumbs, or at all. Crumbs’ ability to obtain additional financing will be subject to a number of factors, including market conditions, its operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions or additional financings unattractive to Crumbs. If Crumbs is unable to raise additional capital, its growth and its business could be impeded.

Crumbs’ success depends substantially upon the continued retention of certain key personnel.
Crumbs believes that its success has been dependent and continues to be dependent to a significant extent on the efforts and abilities of its senior management team. Certain members of its management team currently are employed on an ‘‘at-will’’ basis and may resign from employment at any time. In connection with the Merger, Jason Bauer, Mia Bauer and John D. Ireland entered into employment agreements with CBS. Crumbs’ failure to retain any of these individuals could adversely affect its ability to build on the efforts they have undertaken with respect to the Crumbs business. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws, which could cause the Company to have to expend time and resources in helping them become familiar with such laws.
Crumbs will incur increased costs as a result of being a subsidiary of a public company.
As a subsidiary of a public company, Crumbs will incur significant legal, accounting and other expenses that it did not incur as a private company. The U.S. Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related rules of the SEC, regulate corporate governance practices of public companies. Crumbs expects that compliance with these public company requirements will increase its costs and make some activities more time-consuming. In addition, Crumbs will incur additional expenses associated with its SEC reporting requirements. A number of those requirements will require Crumbs to carry out activities it has not done previously. For example, in the future it is likely that under Section 404 of the Sarbanes-Oxley Act, Crumbs will need to document and test its internal control procedures, its management will need to assess and report on Crumbs’ internal control over financial reporting and its independent accountants will need to issue an opinion on that assessment and the effectiveness of those controls. Furthermore, if Crumbs identifies any issues in complying with those requirements (for example, if Crumbs or its accountants identified a material weakness or significant deficiency in Crumbs’ internal control over financial reporting), Crumbs could incur additional costs rectifying those issues, and the existence of those issues could adversely affect Crumbs’ reputation or investor perceptions of Crumbs.
The terms of the director and officer liability insurance maintained by CBS may not be sufficient to attract and retain directors. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve on its board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. Crumbs cannot predict or estimate the amount of additional costs Crumbs may incur or the timing of such costs.
Crumbs’ business is affected by changes in consumer preferences and discretionary spending.
Crumbs’ success depends, in part, upon the popularity of its food products and its ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from Crumbs’ stores or its menu items, Crumbs’ inability to develop new menu items that appeal to consumers, or changes in Crumbs’ menu that eliminate items popular with some consumers could harm its business. Also, Crumbs’ success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, Crumbs may experience declines in sales during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on Crumbs’ sales, results of operations, business and financial condition.

Crumbs’ success depends on its ability to compete with cupcake specific bakeries, traditional bakeries and other food service businesses.
The industry in which Crumbs operates is intensely competitive and Crumbs competes with many well-established traditional bakeries, cupcake-specific bakeries and other companies providing baked goods and coffee, on the basis of taste, quality and price of products offered, customer service, atmosphere, location, convenience and overall customer experience. Crumbs also competes with certain quick-services restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores that offer the same types of baked goods. Aggressive discounts by Crumbs’ competitors or the entrance of new competitors into Crumbs’ markets could reduce its sales and profit margins. Crumbs also competes with these competitors for desirable locations and some of its competitors may have capital resources greater than Crumbs’ as discussed below.
Many of Crumbs’ competitors or potential competitors have substantially greater financial and other resources than Crumbs does, which may allow them to react to changes in pricing, marketing and the bakery industry better than Crumbs can. As Crumbs’ competitors expand their operations, Crumbs expects competition to intensify. In addition, other new or established companies may develop baked goods stores that operate with concepts similar to Crumbs’, including the sale of gourmet cupcakes. Competition also could cause Crumbs to modify or evolve its products, designs or strategies. If Crumbs does so, Crumbs cannot guarantee that it will be successful in implementing the changes or that Crumbs’ profitability will not be negatively impacted by them.
Crumbs also competes with other employers in its markets for hourly workers and may be subject to higher labor costs. If Crumbs is unable to successfully compete in its markets, Crumbs may be unable to sustain or increase its revenues and profitability.
Crumbs is dependent upon a small number of exclusive commercial bakers and other suppliers for a significant amount of its menu items. The loss of any supplier could adversely affect Crumbs’ operating results.
Crumbs currently relies on four primary commercial bakery suppliers for its baked goods products and one primary vendor for its paper goods and packaging. As of November 1, 2011, Crumbs had agreements with four regional bakery suppliers. Crumbs has signed three-year exclusive production agreements (with automatic one-year renewals) with each of its four regional suppliers. Crumbs’ regional suppliers are for the New York, Los Angeles, Chicago and Washington, D.C. area markets. Crumbs’ exclusive dependence on daily deliveries from only four regional suppliers could cause shortages or supply interruptions that could adversely impact Crumbs’ operations. Any increase in distribution prices or failure by Crumbs’ distributors to perform could adversely affect Crumbs’ operating results.
Crumbs’ industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause customers to avoid Crumbs’ products and result in liabilities.
Food service businesses, such as bakeries, can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. Adverse publicity about these allegations may negatively affect Crumbs, regardless of whether the allegations are true, by discouraging customers from buying Crumbs’ products. Crumbs could also incur significant liabilities if a lawsuit or claim results in a decision against Crumbs or litigation costs regardless of the result.

Crumbs’ business could be adversely affected by increased labor costs or labor shortages.
Labor is a primary component in the cost of operating Crumbs’ business. Crumbs devotes significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs or otherwise, would adversely impact Crumbs’ operating expenses. In addition, Crumbs’ success depends on its ability to attract, motivate and retain qualified employees, including store managers and staff, to keep pace with Crumbs’ growth strategy. If Crumbs is unable to attract, motivate and retain qualified employees, its results of operations may be adversely affected.
Fluctuations in various food and supply costs, including dairy, could adversely affect Crumbs’ operating results.
The prices of butter, flour, milk and eggs, which are the main ingredients in Crumbs’ baked goods, and coffee may fluctuate. Supplies and prices of the various products that are used to prepare Crumbs’ baked goods can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. An increase in pricing of any ingredient that is used in Crumbs’ baked goods could result in an adjustment to the compensation due to suppliers and may have an adverse effect on Crumbs’ operating results and profitability.
Crumbs could be party to litigation that could adversely affect it by distracting management, increasing its expenses or subjecting it to material money damages and other remedies.
Crumbs may be subject to the filing of complaints or lawsuits against it alleging that it is responsible for some illness or injury suffered at or after a visit to its stores, or alleging that Crumbs has problems with food quality or operations. Crumbs is also subject to a variety of other claims arising in the ordinary course of its business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and it could become subject to class action or other lawsuits related to these or different matters in the future. Claims may be expensive to defend and may divert time and money away from Crumbs’ operations and hurt its performance. A judgment in excess of Crumbs’ insurance coverage or our insurance carriers’ decision to deny or limit insurance coverage for any claims could materially and adversely affect Crumbs’ financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect Crumbs’ reputation or prospects, which in turn could adversely affect its results of operation and profitability.
If Crumbs fails to comply with governmental laws or regulations or if these laws or regulations change, its business could suffer.
In connection with the operation of Crumbs’ business, it is subject to extensive federal, state, local and foreign laws and regulations, including those related to:
•	building construction and zoning requirements;
•	nutritional content labeling and disclosure requirements;
•	management and protection of the personal data of Crumbs’ employees and customers;
•	environmental matters; and
•	sales tax.

Crumbs’ stores are licensed and subject to regulation under federal, state and local laws, including business, health, fire and safety codes.
Various federal and state labor laws govern Crumbs’ operations and its relationship with its associates, including minimum wage, overtime, accommodation and working conditions, benefits, citizenship requirements, insurance matters, workers’ compensation, disability laws such as the Federal Americans with Disabilities Act, child labor laws and anti-discrimination laws.
These labor laws are complex and vary from location to location, which complicates monitoring and compliance. As a result, regulatory risks are inherent in Crumbs’ operations. Crumbs may experience material difficulties or failures with respect to compliance with these labor laws in the future. Crumbs’ failure to comply with these labor laws could result in required renovations to its facilities, litigation, fines, penalties, judgments or other sanctions including the temporary suspension of the operation of Crumbs’ stores or a delay in construction or opening of stores, any of which could adversely affect Crumbs’ business, operations and reputation.
In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition and advertising practices. For example, several states and individual municipalities, including New York City and the state of California, have adopted regulations requiring that certain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. Likewise, there have been several similar proposals on the national level. As a result, Crumbs may in the future become subject to other regulations in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of Crumbs’ food, which could increase its expenses or slow customer flow.
The continuing adverse economic conditions could adversely affect Crumbs’ business and financial results and have a material adverse effect on its liquidity and capital resources.
As widely reported, the U.S. economy continues to experience adverse economic conditions and uncertainty about economic stability. While there are signs that conditions may be improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. Crumbs’ customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in Crumbs’ business strategy is maintaining its transaction count and margin growth, any significant decrease in customer traffic or average profit per transaction will negatively impact Crumbs’ financial performance as reduced revenue creates downward pressure on margins. Financial difficulties experienced by Crumbs’ suppliers could result in product delays or shortages. Additionally, it is unknown when the broader national economy will fully recover. An economy that continues to deteriorate or fails to improve could have a material adverse effect on Crumbs’ liquidity and capital resources, including its ability to raise additional capital if needed, the ability of Southeastern Bank and JPMorgan Chase Bank to honor draws on Crumbs’ standby letters of credit, or otherwise negatively impact Crumbs’ business and financial results.

Crumbs may also incur costs resulting from other security risks it may face in connection with its electronic processing and transmission of confidential customer information.
Crumbs uses commercially available software and other technologies to provide security for processing and transmission of customer credit card data. As of November 1, 2011 approximately 58% of Crumbs’ current revenue is attributable to credit card transactions, and that percentage is expected to climb. Crumbs’ systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of systems. Either of those consequences could have a material adverse effect on Crumbs’ reputation and business or subject it to additional liabilities.

ITEM 6. EXHIBITS

3.1		Third Amended and Restated Certificate of Incorporation

3.2		Amended and Restated Certificate of Designation

3.3		Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the SEC on October 28, 2011)

31.1		Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.XSD	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 11, 2011	Crumbs Bake Shop, Inc.
	By:	/s/ John D. Ireland
John D. Ireland
Chief Financial Officer