Form 10-K
period 2011-12-31
Crumbs Bake Shop, Inc.
filed 2012-03-30
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 001-35220

CRUMBS BAKE SHOP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-1215274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 West 40th Street, Suite 2100, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 221-7105

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.0001 per share	NASDAQ Capital Market
Warrants to purchase Common Stock	NASDAQ Capital Market
Units (Common Stock and Warrants)	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2011: $52,724,555.

The number of shares of the registrant’s common stock outstanding as of March 26, 2012: 5,505,885

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of its fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Crumbs Bake Shop, Inc.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. References to (i) “CBS” and “the Registrant” refer to Crumbs Bake Shop, Inc.; (ii) “Holdings” refers to Crumbs Holdings LLC; and (iii) “Crumbs” and “the Company” refer to Crumbs Bake Shop, Inc., its consolidated subsidiary, Crumbs Holdings LLC and any and all subsidiaries thereof, collectively. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Registrant’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the ability to achieve and manage the growth of the Crumbs brand and operations, including expansion into new and within existing markets;

•	that any projections, including earnings, revenue, expenses, synergies, margins or any other financial items are not realized;

•	the anticipated benefits of the Transaction (as described herein) with Crumbs may not be fully realized or may take longer to realize than expected;

•	the Company’s ability to maintain relationships with customers, employees, suppliers and lessors;

•	the loss of key personnel;

•	the Company’s ability to successfully implement new strategies;

•	the effects of geographic concentration and regional factors impacting local economies;

•	the competition for real estate and its ability to negotiate and renew leases;

•	a reduction in industry profit margin;

•	the effects of disruptions in its supply chain;

•	the effects of changing interpretations of generally accepted accounting principles;

•	the effects of changing legislation and regulatory environments;

•	the Company’s ability to continue to meet the NASDAQ Capital Market continuing listing standards;

•	the general volatility of the market prices of its securities and general economic conditions;

•	the Company’s ability to continue to comply with government regulations; and

•	the Company’s exposure to operating hazards.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of this Annual Report, which address additional factors that could cause the Company’s actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements are based on information available to the Registrant as of the date hereof, and, except to the extent required by federal securities laws, the Registrant undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 1.	BUSINESS.

General

The Registrant is a Delaware corporation organized in October 2009 under the name 57th Street General Acquisition Corp. (“57th Street”). 57th Street was organized as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. Following the Transaction (as described below), in October 2011, 57th Street changed its name to Crumbs Bake Shop, Inc. to reflect the nature of the Registrant’s business more accurately.

CBS, through its consolidated subsidiary, Holdings, a Delaware limited liability company, engages in the business of selling a wide variety of cupcakes, cakes, pies, cookies and other baked goods as well as hot and cold beverages. Crumbs offers these products through its stores, e-commerce division, catering services and wholesale distribution business.

CBS maintains an Internet website at http://www.crumbs.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Prior to the Transaction (as defined below), the first retail bake shop was opened in 2003 on the upper west side of Manhattan by Jason and Mia Bauer (the “Bauers”). Less than a year later, the second store was opened on the upper east side of Manhattan. In 2008, with a total of six bake shops open for business and further opportunities for expansion, the Bauers expanded ownership in the privately held company to include an outside investor and formed Holdings. At the time of the Merger (as defined below), Holdings had 35 stores across six states and Washington, D.C.

Transaction

On January 9, 2011, 57th Street, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Holdings, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the Merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger, and therefore exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.”

Pursuant to the Business Combination Agreement, in February 2011, 57th Street commenced a tender offer, as amended from time to time, to ultimately purchase up to 1,803,607 shares of its issued and outstanding common stock for $9.98 per share, net to the seller in cash without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, as supplemented by the Schedule TO, and the Third Amended and Restated Letter of Transmittal (which together, as amended or supplemented from time to time, constituted the “Offer”). The Offer expired at 5:00 p.m. Eastern time, on May 4, 2011. 57th Street promptly purchased all 1,594,584 shares of its common stock validly tendered and not withdrawn, for an aggregate purchase price of $15.9 million.

Upon consummation of the Merger on May 5, 2011, the Members of Holdings received consideration in the form of newly issued securities and approximately $22.1 million in cash. The securities consisted of (i) 4,541,394 Class B Exchangeable Units (“Class B Units”) issued by Holdings (which are exchangeable for 4,541,394 shares of CBS common stock, and 641,394 of which Class B Units were exchanged for shares of CBS common stock and are freely saleable by the stockholder) and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Voting

Preferred Stock”) issued by CBS (each such share entitling its holder the right to vote 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 64,139.4 shares of which were surrendered and cancelled by CBS upon the exchange of 641,394 Class B Units for the 641,394 shares of common stock issued to the selling stockholder). In addition, Holdings, as the entity surviving the Merger, received, as a capital contribution from CBS, the sum of approximately $13.7 million (not including refunds receivable after the closing of the Merger) after giving effect to the retention of approximately $0.1 million by CBS for future public company expenses and the payment of approximately $0.1 million for CBS’ then outstanding franchise taxes.

Stores

Crumbs’ sales are substantially conducted through its stores in New York, California, Illinois, Connecticut, New Jersey, Virginia and Washington, D.C. Information about its stores as of December 31, 2011 can be found in Item 2 of Part I of this Annual Report on Form 10-K.

Store Operations

Store Design and Environment

Our stores range from approximately 340 to 1,550 square feet with an average of 965 square feet and have been designed to possess a warm and inviting ambiance that resembles the look of old-fashioned European cafés, with glass display cases and cake stands showcasing baked goods that sit upon marble counters.

Store Menu

Crumbs offers comfort-oriented and elegant baked goods using only high-quality ingredients. Crumbs serves an extensive assortment of cupcake varieties which are offered in four sizes: “Taste Size,” which are bite sized cupcakes measuring about one inch; “Classic Size,” which are the size of traditional cupcakes; “Signature Size,” which are six ounces and close to four inches in height; and “Colossal Size,” which serve between six and eight people.

While cupcakes comprise a majority of Crumbs’ sales mix, Crumbs also offers other baked goods, including cakes, pies, cookies, pastries, scones, croissants, brownies and muffins. Crumbs offers beverages such as drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate.

Store Management

Crumbs views its management team as the foundation for the Company’s performance and an important element to its long-term growth. Crumbs seeks highly motivated individuals with management and industry experience. The Company supports its store operations with a combination of store managers, district managers and a director of store operations who, in conjunction with its human resources team, are responsible for hiring and training.

Maintaining the Crumbs corporate culture and values are essential as Crumbs continues to expand. Crumbs believes this concept is important in order to develop its brand and ensure future success. Crumbs believes employees are a key to its long-term viability and that its culture fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Training

All Crumbs store employees, both those in management positions and full and part time positions, begin with a training program. In larger markets the training program includes training in a classroom setting, whereas in smaller markets, the training program is primarily conducted “on-the-job.” Training objectives include conveying and teaching general procedures regarding all aspects of store operations.

Expansion Opportunities and Store Site Selection Process

Crumbs focuses on opening new stores in an effort to expand its presence in those existing markets in which Crumbs already operates, as well as to enter new markets. In 2012, the Company has already opened three stores, is in the construction phase with one other store and anticipates opening between five and seven mall-based stores within the Boston to Washington, D.C. corridor. In addition, Crumbs may also selectively seek to terminate some existing leases and/or close certain stores as part of its efforts to strengthen its overall real estate portfolio.

Crumbs chooses prospective locations based on population, traffic patterns, demographics and visibility. Crumbs looks for high traffic locations within urban areas and based on the success of those operations, seeks to expand to the surrounding suburban areas. Crumbs’ expansion strategy involves using an approach that clusters stores in a geographical region. Crumbs believes this approach has the potential to increase brand awareness and improve operating and marketing efficiencies. Crumbs also believes that clustering of stores helps to reduce costs associated with regional supervision of store operations, increases distribution efficiencies and provides it with the opportunity to leverage marketing costs over a greater number of stores. Furthermore, Crumbs believes its ability to hire qualified team members is enhanced in markets in which it is well known.

Marketing and Promotion

Crumbs marketing activities have historically centered around providing product giveaways in connection with the opening of new stores. Crumbs has also used brand positioning consultants to create sampling opportunities for celebrities and other taste influencers, leading to coverage by radio and television stations, magazines and newspapers.

Crumbs continues to advertise its e-commerce operation through satellite radio. Crumbs also promotes its brand through social media outlets such as Facebook and Twitter.

Store Economics

As of December 31, 2011, Crumbs’ average retail store open for over a year generated sales of approximately $1.00 million, and the average build out cost for a new store is approximately $0.34 million.

Other Operations

Through Crumbs’ e-commerce division at www.crumbs.com, it sells its products nationwide for delivery to homes and businesses. The Crumbs website has allowed it to create brand recognition, even in markets where Crumbs does not have a physical presence. The Crumbs website offers a large variety of cupcakes in two sizes, its Signature Size and Taste Size. Crumbs’ cupcakes are frozen, placed in attractive, specially designed packaging and shipped in insulated containers with dry ice. Crumbs ships anywhere in the 48 contiguous states, and sees an opportunity to capitalize on demand for its product offerings by expanding its store presence.

Crumbs offers catering services in the New York City, Washington, D.C. and Los Angeles metropolitan areas.

In addition, Crumbs has a wholesale distribution business with accounts in the New York City area that purchase Crumbs’ products and sell them in their venues as “CRUMBS BAKE SHOP” cupcakes, which enhances Crumbs’ brand awareness in the marketplace. Generally, these retailers are concentrated in the food service and amusement industries. All of the products that Crumbs sells through its wholesale operations are branded, proprietary and packaged appropriately as “CRUMBS BAKE SHOP” products for retail customers.

Seasonality

Although management believes that Crumbs’ business is not seasonal, sales do peak throughout the year on certain holidays/events such as Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving and Christmas/Hanukkah.

Supply Chain Management

Crumbs’ baked goods are supplied daily from independent regional bakery suppliers to its stores. Crumbs believes this contract manufacturing model has allowed it to have smaller store sizes and lower build out costs compared with its competitors. Crumbs believes that its fresh baked goods facility system and supply chain function provide a competitive advantage. Crumbs also believes this model allows Crumbs to build out new stores more quickly than its competitors and to achieve bulk purchasing efficiencies. Therefore, Crumbs has greater flexibility in selecting retail space in which to operate its stores.

As of December 31, 2011, Crumbs had agreements with four regional bakery suppliers. By entering into exclusive production agreements with bakery suppliers in each region, Crumbs can better manage the consistent quality of its baked goods in each of its stores in those regions.

Crumbs focuses its store growth in areas it believes will allow it to continue to gain efficiencies through leveraging of the baked goods facility structure. Crumbs expects to enter new markets selectively, which may require contracting with additional bakery suppliers once a sufficient number of stores in a new market are opened for efficient distribution of Crumbs’ products.

Competition

The industry in which Crumbs conducts its business is intensely competitive. Crumbs’ stores compete with well-established national, regional and locally-owned traditional bakeries, cupcake specific bakeries, cafés and other companies providing baked goods and coffee. Additionally, Crumbs competes with certain quick-service restaurants, delicatessens, specialty food stores, take-out food service companies, supermarkets and convenience stores. The principal factors on which Crumbs competes are taste, quality, price of products offered, customer service, atmosphere, location, convenience and overall customer experience. Crumbs also competes for retail space in desirable locations. Many competitors or potential competitors have substantially greater financial and other resources, which may allow them to react more quickly to changes in pricing, marketing and consumer tastes. As Crumbs expands, Crumbs will continue to encounter additional competitors. See the risk factor entitled, “Crumbs’ success depends on its ability to compete with cupcake specific bakeries, traditional bakeries and other food service businesses” that is contained in Item 1A of Part I of this Annual Report on Form 10-K under the heading, “Risks Associated with Crumbs’ Business and Industry.”

Business Philosophy and Growth Strategy

Crumbs’ management believes that its ability to generate increases in both sales and profits while increasing customer loyalty depends on its ability to create a strong emotional connection with its customers. This is true in the stores that currently are open, and in those that will be built in the future. The creation of this connection will be based on Crumbs’ intention to have a recognized and respected brand, desire to create a special culture and ability to create a positive and memorable shopping experience.

Brand

Crumbs believes that its brand stands for quality, innovation, and service. While serving a wide variety of baked goods, Crumbs’ signature product is the cupcake. Crumbs operates in a competitive market and it believes that its cupcake assortment is broader, more diversified and more recognizable than any of its competitors. The Company’s enthusiastic, knowledgeable and upbeat store team, in conjunction with its classic neighborhood bakery design, help to differentiate it from its competition.

Culture

Crumbs prides itself on its core values. These values include caring, respecting, understanding, motivating, believing and succeeding. Creating the acronym CRUMBS, these six words summarize the Company’s attitude to its employees, its customers and its suppliers. Crumbs is welcoming to people of all ages and backgrounds, and believes that it has a responsibility to demonstrate its commitment to these principles every day.

Growth Strategy

Crumbs intends to grow by expanding its store base and by generating positive same store sales in its existing stores. Crumbs plans on using market research to stay in touch with the desires and needs of its customers, and to offer its customers newness, change and innovation in its product assortments. While focusing on its large “Signature” cupcakes, Crumbs also intends to place additional emphasis on its smaller size cupcakes. Crumbs also intends to expand its beverage business by developing its reputation for excellence in coffee. Additionally, Crumbs intends to explore the potential for additional merchandise which can be logical product extensions for the brand.

Crumbs is in the process of updating the capabilities of its point of sale system, and Crumbs also intends to build a data warehouse to streamline its supply chain management. Once these initiatives are completed, Crumbs expects that it will introduce a customer loyalty program which will help to form a stronger connection with its best customers.

Crumbs intends to expand its efforts to attract new customers through its e-commerce website at www.crumbs.com. At this time, Crumbs has no immediate plans to expand internationally or to franchise its concept, but may choose to do so in the future.

Intellectual Property

Crumbs’ brand, intellectual property and its confidential and proprietary information are very important to its business and competitive position. Crumbs protects these assets through a combination of trademark, trade secret and unfair competition and contract laws.

Crumbs’ U.S. Trademark registrations include: (i) CRUMBS BAKE SHOP (and design) classified as “retail bakery shops; take-out bakery services;” (ii) CRUMBS BAKE SHOP (and design) classified as “bakery products;” (iii) SERVING SMILES DAILY classified as “retail bakery shops;” and (iv) MADE BY HAND, BAKED WITH LOVE classified as “retail bakery shops.” Crumbs also has registrations for the trademark CRUMBS BAKE SHOP (and design) in Japan and the European Community and an application for CRUMBS BAKE SHOP (and design) pending in Canada. There is a pending U.S. application for CRUMBS BAKE SHOP (and design) for “housewares, namely, baking molds, cake pans, cake tins and cake molds.” Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered.

Crumbs also has registered a number of domain names, including www.crumbs.com, www.crumbsbakeshop.com, www.crumbs.jp, www.crumbsbakeshop.eu, www.crumbsbakeshop.ca, and www.crumbsbakeshop.co.uk. Information on Crumbs’ website is not incorporated herein by reference.

Government Regulation

Crumbs’ stores are subject to regulation by governmental agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and beverages. Crumbs’ facilities are licensed and subject to regulation under state and local fire, health and safety codes. Compliance with applicable regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations or Crumbs’ competitive position.

Crumbs’ operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level. Crumbs is subject to, and required to comply with, the Americans With Disability Act of 1990, which, among other things, prohibits discrimination on the basis of disability in public accommodations and employment.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition and advertising practices. For example, several states and individual municipalities, including New York City and the State of California, have adopted regulations requiring that certain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering; likewise, there have been several similar proposals on the national level.

Employees

As of December 31, 2011, Crumbs had approximately 210 full-time employees (who average at least 35 hours per week). Of these full-time employees, approximately 40 were employed in general or administrative functions, principally in Crumbs’ main offices (which include Crumbs’ New York and Maryland offices) and approximately 170 were employed in its stores. As of December 31, 2011, Crumbs also had approximately 275 part-time hourly employees in its stores. Crumbs is subject to a collective bargaining agreement with Local 1102 RWDSU UFCW in respect of employees who work at Crumbs’ Newark Airport Store. Crumbs considers its employee relations to be good. Crumbs places a priority on staffing its stores with skilled associates and has developed a program to train its employees to provide high quality service in its stores.

Item 1A.	RISK FACTORS.

Risks Related to Crumbs’ Business and Industry

If Crumbs is unable to achieve its growth strategy, its business could be materially and adversely affected.

Crumbs’ growth strategy depends on its ability to open new stores on a timely and profitable basis. Crumbs has experienced delays in store openings from time to time. Crumbs may experience delays in the future, and there can be no assurance that Crumbs will be able to achieve its expansion goals in the future. Any inability to implement Crumbs’ growth strategy could materially and adversely affect its business, financial condition, operating results or cash flows. Crumbs’ ability to expand successfully will depend on a number of factors, some of which are beyond its control. Crumbs may also, from time to time, choose to alter its stated growth plans based on any or all of the following factors:

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

Any inability to manage Crumbs’ growth effectively could materially and adversely affect its operating results and cause its future results to be unpredictable.

Crumbs has grown significantly since its inception. Its existing store management systems, financial and management controls and information systems may not be adequate to support its planned expansion. Crumbs’ ability to manage its growth effectively will require it to continue to enhance these systems, procedures and controls and to locate, hire, train and retain operating personnel.

Additionally, Crumbs’ growth strategy and the substantial investment associated with the development of each new store may cause Crumbs’ operating results to fluctuate and be unpredictable or adversely affect its profits. There can be no assurance that Crumbs will be able to respond on a timely basis to all of the changing demands that its planned expansion will impose on management and on its existing infrastructure. If Crumbs is unable to manage its growth effectively, its business and operating results could be materially and adversely impacted and its future results will be unpredictable.

Crumbs’ expansion into new markets may present increased risks due to its unfamiliarity with those areas.

Some of Crumbs’ new stores are planned for markets where it has little or no operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than its existing markets. Consumers in a new market may not be familiar with the Crumbs brand, and Crumbs may need to build brand awareness in such market through greater investments in advertising and promotional activity than it originally planned. Crumbs may find it more difficult in new markets to hire, motivate and keep qualified employees. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Further, Crumbs may have difficulty in finding reliable commercial bakers, suppliers or distributors that can provide it, either initially or over time, with adequate supplies of ingredients meeting its quality standards. Revenue at stores opened in new markets may not reach expected revenue and profit levels, negatively impacting overall profitability.

CBS securityholders should not rely on average store sales experienced by Crumbs in the past because they may not be indicative of future results.

Crumbs’ average store sales may not continue at the rates achieved over the past several years. A number of factors have historically affected, and may affect in the future, Crumbs’ average store sales, including:

•	introduction of new menu items;

•	initial sales performance by new stores and the impact of cannibalization;

•	weather conditions;

•	competition;

•	consumer trends;

•	Crumbs’ ability to execute its business strategy effectively; and

•	general regional and national economic conditions.

Changes in Crumbs’ average store sales or Crumbs’ inability to increase its average unit sales could cause its operating results to vary adversely from expectations, which could adversely affect its results of operations. Changes in Crumbs’ average sales results may not meet the expectations of analysts or investors which could cause the price of CBS common stock to fluctuate.

Crumbs has a limited operating history and Crumbs may be unable to achieve or maintain profitability.

The first Crumbs store was opened in 2003. As of December 31, 2011, Crumbs was operating 48 stores, 15 of which had been open for less than one year. Accordingly, there is limited information with which to evaluate Crumbs’ business and prospects. As a result, forecasts of Crumbs’ future revenue, expenses and operating results may not be as accurate as they would be if Crumbs had a longer history of operations. Crumbs cannot predict whether it will be able to achieve or maintain revenue growth, profitability or positive cash flow in the future.

Crumbs’ revenue and profit growth could be adversely affected if comparable store revenue is less than expected.

Maintaining comparable store revenue enables fixed costs to be spread over a consistent revenue base. Crumbs may not achieve comparable store revenue. If this were to happen, revenue and profit growth would be adversely affected.

Crumbs’ store expansion strategy includes further penetration of existing markets. This strategy can cause sales in some of Crumbs’ existing stores to decline.

In accordance with Crumbs’ expansion strategy, Crumbs intends to open new stores, including in Crumbs’ existing markets. Since Crumbs’ customers typically represent customers from a relatively small radius around each of its stores, the sales performance and customer counts for stores near the area in which a new store opens may decline due to cannibalization, or competition between its closely-situated stores.

As Crumbs expands its store base, it may be unable to achieve the comparable store sales that it has in the past, which could cause CBS’ stock price to decline.

As Crumbs expands its store base, it may not be able to achieve the levels of comparable store sales that it experienced prior to its expansion efforts. In addition, Crumbs may not be able to maintain its historic average sales as it expands within current markets or moves into new markets. If Crumbs’ future comparable store sales decline or fail to meet market expectations, the price of CBS common stock could decline. In addition, the aggregate results of operations of its stores have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect comparable store sales, including, among others, consumer trends, competition, current economic conditions, pricing, inflation, changes in its product mix and the success of marketing programs. If Crumbs misjudges the market for its products, it may acquire excess inventory for some of its products and underestimate opportunities for other products. These factors may cause its comparable store sales results in the future to differ materially from previous periods and its expectations, which could harm its results of operations and result in a decline in the price of CBS common stock.

Crumbs has grown rapidly in recent years and it has limited operating experience at its current scale of operations; if Crumbs is unable to manage its operations at its current size or unable to manage any future growth effectively, its brand image and financial performance may suffer.

Crumbs has expanded its operations rapidly. If its operations continue to grow, Crumbs will be required to continue to expand its organization, to upgrade its management information systems and other processes and to obtain more space for its expanding administrative support and other headquarter personnel. Crumbs could experience difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient raw materials and baking capacity to produce its products. These difficulties could have a material adverse effect on its business, financial condition and operating results.

The geographic concentration of Crumbs’ stores in the Northeast region of the United States subjects it to an increased risk of loss of revenue from facts affecting those areas.

As of December 31, 2011, Crumbs operated 33 of its 48 stores in the Northeast, of which 20 are located in Manhattan, New York. As a result, Crumbs is particularly susceptible to adverse trends, severe weather, competition and economic conditions in that area. In addition, given Crumbs’ geographic concentration, negative publicity regarding any of its stores could have a material adverse effect on its business and operations, as could other regional factors impacting the local economies in that market.

Crumbs is subject to all of the risks associated with leasing space subject to long-term non-cancelable leases and with respect to the real property.

Crumbs competes for real estate, and Crumbs’ inability to secure real estate in desirable locations or on favorable lease terms could impact Crumbs’ ability to grow. Crumbs’ leases generally have initial terms of between

10 and 15 years, and generally can be extended in up to five-year increments (at increased rates) if at all. Additionally, in certain instances, there may be change in control provisions in the lease which put Crumbs in a competitive disadvantage when negotiating extensions or which require Crumbs to get landlord consent for certain transactions. All of its leases require a fixed annual rent, although some require the payment of additional rent if store revenue exceeds a negotiated amount. Crumbs’ leases include “net” leases, which require it to pay a proportionate share of the cost of insurance, taxes, maintenance and utilities. Crumbs generally cannot cancel these leases. Some additional sites that Crumbs may lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future store is not profitable, and Crumbs decides to close a particular store, it may nonetheless be committed to perform its obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of its leases expires, Crumbs may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause it to close stores in desirable locations. Current locations of Crumbs’ stores may become unattractive as demographic patterns change.

Crumbs may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

As Crumbs expands its operations, it may have to seek new commercial bakers, suppliers and service providers or enter into new arrangements with existing ones, and it may encounter difficulties or be unable to negotiate pricing or other terms as favorable as those it currently enjoys. Crumbs’ inability to enter into such new agreements on favorable terms may harm its business and operating results.

Crumbs may not be able to protect its intellectual property adequately, which could harm the value of its brand and adversely affect its business.

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

Crumbs’ results may fluctuate and could fall below expectations of securities analysts and investors due to various factors beyond its control, resulting in a decline in the market prices of the Registrant’s securities.

Crumbs’ quarterly and yearly results have varied in the past, and Crumbs believes that its quarterly operating results will vary in the future. Factors such as extreme weather conditions, labor availability and wages of store management and employees, infrastructure costs, changes in consumer preferences and discretionary spending, general economic conditions, commodity, energy, insurance or other operating costs may cause Crumbs’ quarterly results to fluctuate. For these reasons, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Holders of the Registrant’s securities should not rely upon Crumbs’ historical quarterly operating results as indications of future performance. Changes in its operating results, whether due to the foregoing factors or otherwise, could cause the market prices of the Registrant’s securities to decline.

Crumbs may need additional capital in the future and it may not be available on acceptable terms.

The development of Crumbs’ business may require significant additional capital in the future to, among other things, fund its operations, expand the range of products Crumbs offers and finance future acquisitions and investments. To meet its capital needs, Crumbs expects to rely on its cash flow from operations and cash generated from the Merger. There can be no assurance, however, that these sources of financing or alternative sources will be available on terms favorable to Crumbs, or at all. Crumbs’ ability to obtain additional financing will be subject to a number of factors, including market conditions, its operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to Crumbs. If Crumbs is unable to raise additional capital, its growth and its business could be impeded.

Crumbs’ success depends substantially upon the continued retention of certain key personnel.

Crumbs believes that its success has been dependent and continues to be dependent to a significant extent on the efforts and abilities of its senior management team. Certain members of its management team currently are employed on an “at-will” basis and may resign from employment at any time. Each of Julian R. Geiger, the Company’s President and Chief Executive Officer, Jason Bauer, its Senior Vice-President of Business Development, Mia Bauer, its Vice-President and Creative Director, and John D. Ireland, its Senior Vice-President and Chief Financial Officer, have entered into employment agreements with CBS and Holdings. Crumbs’ failure to retain any of these individuals could adversely affect its ability to build on the efforts they have undertaken with respect to the Crumbs business.

CBS will incur increased costs as a result of being a public company.

As a public company, CBS incurs significant legal, accounting and other expenses. The U.S. Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related rules of the SEC, regulate corporate governance practices of public companies. Compliance with these public company requirements increases its costs and makes some activities more time-consuming. In addition, CBS incurs additional expenses associated with its SEC reporting requirements. A number of those requirements require CBS to carry out activities it had not done previously. For example, under Section 404 of the Sarbanes-Oxley Act, CBS needs to document and test its internal control procedures, and its management needs to assess and report on CBS’ internal control over financial reporting. Furthermore, if CBS identifies any issues in complying with those requirements (for example, if CBS or its independent registered public accounting firm identifies a material weakness or significant deficiency in Crumbs’ internal control over financial reporting), CBS could incur additional costs rectifying those issues, and the existence of those issues could adversely affect CBS’ reputation or investor perceptions of CBS.

The terms of the director and officer liability insurance maintained by CBS may not be sufficient to attract and retain directors. As a result, it may be more difficult for CBS to attract and retain qualified persons to serve on its board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt changes in governance and reporting requirements. CBS cannot predict or estimate the amount of additional costs CBS may incur or the timing of such costs.

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

The industry in which Crumbs operates is intensely competitive and Crumbs competes with many well-established traditional bakeries, cupcake-specific bakeries and other companies providing baked goods and coffee, on the basis of taste, quality and price of products offered, customer service, atmosphere, location, convenience and overall customer experience. Crumbs also competes with certain quick-services restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores that offer the same types of baked goods. Aggressive discounts by Crumbs’ competitors or the entrance of new competitors into Crumbs’ markets could reduce its sales and profit margins. Crumbs also competes with these competitors for desirable locations.

Many of Crumbs’ competitors or potential competitors have substantially greater financial and other resources than Crumbs, which may allow them to compete more effectively than Crumbs with respect to some or all of the factors set forth in the preceding paragraph. As Crumbs’ competitors expand their operations, Crumbs expects competition to intensify. In addition, other new or established companies may develop baked goods stores that operate with concepts similar to Crumbs’, including the sale of gourmet cupcakes. Competition also could cause Crumbs to modify or evolve its products, designs or strategies. If Crumbs does so, Crumbs cannot guarantee that it will be successful in implementing the changes or that Crumbs’ profitability will not be negatively impacted by them.

Crumbs also competes with other employers in its markets for hourly workers and may be subject to higher labor costs. If Crumbs is unable to successfully compete in its markets, Crumbs may be unable to sustain or increase its revenues and profitability.

Crumbs is dependent upon a small number of independent commercial bakeries for a significant amount of its menu items. The loss of any supplier, other disruptions to Crumbs’ supply chain, and/or Crumbs’ inability to predict demand could adversely affect Crumbs’ operating results.

Crumbs currently relies on four independent commercial bakeries for the manufacture and daily delivery of its baked goods products. As of December 31, 2011, Crumbs had agreements with four commercial bakeries, one for each of the New York, Los Angeles, Chicago and Washington, D.C. area markets. Accordingly, Crumbs is particularly susceptible to risks related to these suppliers, including their continued ability to maintain sufficient production of baked goods, to produce baked goods that meet Crumbs’ quality standards, and the risk of delivery disruptions that could arise due to a number of factors including adverse weather, traffic conditions and mechanical issues related to their delivery trucks. Crumbs’ dependence on frequent deliveries to its stores by regional distributors could cause shortages, supply interruptions and/or the need to quickly seek alternative suppliers at higher prices, all of which could adversely impact its operations. Additionally, because none of Crumbs’ stores bake the baked goods they sell, each Crumbs store is required to estimate and order sufficient inventory for each day. If stores are unable to predict the demand accurately, Crumbs’ profitability and operating results may be adversely affected. There are many factors which could cause shortages or interruptions in the supply of Crumbs’ products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, and the financial health of Crumbs’ suppliers, most of which are beyond Crumbs’ control, and which could have an adverse effect on Crumbs’ business and results of operations.

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

The prices of butter, flour, milk, sugar and eggs, which are the main ingredients in Crumbs’ baked goods, and coffee, may fluctuate. Supplies and prices of the various products that are used to prepare Crumbs’ baked goods or coffee can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries. An increase in pricing of any ingredient that is used in Crumbs’ baked goods could result in an adjustment to the compensation due to suppliers, and Crumbs may not be able to increase prices to cover increased costs which would have an adverse effect on Crumbs’ operating results and profitability.

Crumbs could be party to litigation that could adversely affect it by distracting management, increasing its expenses or subjecting it to material money damages and other remedies.

Crumbs may be subject to the filing of complaints or lawsuits against it alleging that it is responsible for some illness or injury suffered at or after a visit to its stores, or alleging that Crumbs has problems with food quality or operations. Crumbs is also subject to a variety of other claims arising in the ordinary course of its business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and it could become subject to class action or other lawsuits related to these or different matters in the future. Claims may be expensive to defend and may divert time and money away from Crumbs’ operations and hurt its performance. A judgment in excess of Crumbs’ insurance coverage or its insurance carriers’ decision to deny or limit insurance coverage for any claims could materially and adversely affect Crumbs’ financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect Crumbs’ reputation or prospects, which in turn could adversely affect its results of operations and profitability.

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

Various federal and state labor laws govern Crumbs’ operations and its relationship with its employees, including minimum wage, overtime, and accommodation and working conditions, benefits, citizenship requirements, insurance matters, workers’ compensation, disability laws such as the Federal Americans with Disabilities Act, child labor laws and anti-discrimination laws.

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

The continuing challenging economic conditions could adversely affect Crumbs’ business and financial results and have a material adverse effect on its liquidity and capital resources.

As widely reported, the U.S. economy continues to experience adverse economic conditions and uncertainty about economic stability. While there are signs that conditions may be improving, there is no certainty that this trend will continue or that credit and financial markets and confidence in economic conditions will not deteriorate again. Crumbs’ customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in Crumbs’ business strategy is maintaining its transaction count and margin growth, any significant decrease in customer traffic or average profit per transaction will negatively impact Crumbs’ financial performance as reduced revenue creates downward pressure on margins. Financial difficulties experienced by Crumbs’ suppliers could result in product delays or shortages. Additionally, it is unknown when the broader national economy will fully recover. An economy that continues to deteriorate or fails to improve could have a material adverse effect on Crumbs’ liquidity and capital resources, including its ability to raise additional capital if needed, the ability of its financial institutions to honor draws on Crumbs’ standby letters of credit, or otherwise negatively impact Crumbs’ business and financial results.

Crumbs may also incur costs resulting from other security risks it may face in connection with its electronic processing and transmission of confidential customer information.

Crumbs uses commercially available software and other technologies to provide security for processing and transmission of customer debit and credit card data. As of December 31, 2011 approximately 62% of Crumbs’ current revenue is attributable to debit and credit card transactions. Crumbs’ systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of systems. Either of those consequences could have a material adverse effect on Crumbs’ reputation and business or subject it to additional liabilities.

Risks Related to an Investment in CBS Securities

CBS is a holding company and relies on dividends, distributions, loans and other payments, advances and transfers of funds from Holdings to pay dividends, pay expenses and meet its other obligations.

CBS has no direct operations and no significant assets other than ownership of all the Class A Voting Units (the “Class A Voting Units”) of Holdings. Because CBS conducts its operations through Holdings and its subsidiaries, CBS depends on those entities for dividends, loans and other payments to generate the funds necessary to meet its financial obligations, including payments under the Tax Receivable Agreement (“Tax Receivable Agreement”) entered into by and among CBS and the Members in connection with the Merger, and its expenses as a publicly traded company, and to pay any dividends with respect to CBS common stock. Under the terms of Holdings’ Third Amended and Restated LLC Agreement (“the “Third Amended and Restated LLC Agreement”), which was also entered into in connection with the Merger, all proceeds of any issuance by CBS of securities are, subject to certain exceptions, required to be contributed or otherwise provided to Holdings and, pursuant to an Exchange and Support Agreement among the Members, Holdings and CBS that was entered into in connection with the Transaction (the “Exchange and Support Agreement”), CBS is generally prohibited from conducting operations outside those activities related to its role as a publicly traded holding company owning the Class A Voting Units of Holdings. In addition, CBS is generally required to reserve excess cash generated from tax distributions from Holdings for the purpose of providing additional working capital to Holdings. Legal and contractual restrictions in agreements governing future indebtedness of Holdings and its subsidiaries, as well as the financial condition and operating requirements of Holdings and its subsidiaries, may limit CBS’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Holdings may not be sufficient to make distributions or loans to enable CBS to pay any dividends on its common stock or satisfy its other financial obligations. CBS’ ability to pay cash dividends to holders of common stock, or satisfy its operating expenses and/or other financial obligations, may be limited by the terms of the Third Amended and Restated LLC Agreement, which generally requires distributions by Holdings to be pro rata to all its members, including CBS and the holders of Class B Units, except in the case of distributions for public company expenses.

Concentration of ownership may have the effect of delaying or preventing a change in control.

CBS’ initial stockholder, 57th Street GAC Holdings LLC, and the members of Holdings own approximately 8.57% and 48.28%, respectively, of the combined voting power of CBS, assuming in each case no Contingency Consideration (as described below) is issued pursuant to the terms of the Business Combination Agreement, none of the outstanding warrants are exercised and no securities are issued pursuant to CBS’ Equity Incentive Plan (the “CBS Equity Plan”). As a result, such persons, if acting together, have the ability to influence the outcome of corporate actions of CBS requiring stockholder approval. In addition, in the event that CBS common stock achieves trading prices of $15, $17.50 and/or $20 per share and/or CBS achieves adjusted EBITDA (as defined in the Business Combination Agreement) of $17.5 million, $25.0 million, and/or $30.0 million at particular points in time during the period beginning May 6, 2011 and ending on December 31, 2015 (such period referred to as the “Earnout Period”), certain members of Holdings will be entitled to receive additional securities, which it refers to as “Contingency Consideration”, exchangeable for up to 4,400,000 shares of CBS common stock. During the Earnout Period, the holders of the Series A Voting Preferred Stock (the “Series A Holders”), exclusively and as a separate class, are entitled to elect such number of CBS’ directors substantially equivalent to a number of directors commensurate with the then aggregate beneficial ownership of the Series A Holders (the “Commensurate Ownership”); provided, however, that to the extent that the Commensurate Ownership would result in the ability of the Series A Holders to elect a fraction of a seat on the Board of Directors, that the Series A Holders are permitted to “round-up” to the nearest whole-number the number of directors the Series A Holders could appoint to the Board of Directors such that the aggregate number of the directors the Series A Holders could elect would exceed the Commensurate Ownership of the Series A Holders, so long as such rounding-up would not result in the Series A Holders electing a majority of CBS’ Board of Directors. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of CBS common stock.

CBS’ ability to request indemnification from the Members for damages arising out of claims for indemnification pursuant to the Business Combination Agreement is limited to approximately 16.05% of the equity consideration issued in the Merger transaction which is held in escrow.

The indemnification obligations of the Members to CBS against losses that CBS may sustain and that result from, arise out of, or relate to, any breach by the Members of any of their representations, warranties, or the covenants or agreements contained in the Business Combination Agreement is limited to an aggregate of 650,000 of the Class B Units and 65,000 shares of Series A Voting Preferred Stock placed in escrow, or at the Members’ option, cash. Other than with respect to claims of fraud or intentional or willful misrepresentation or omission, the foregoing shares in escrow will be the sole remedy for CBS for its rights to indemnification pursuant to the Business Combination Agreement. Claims for indemnification may be asserted against the escrow by CBS once its damages exceed a $200,000 deductible and will be reimbursable to the full extent of the damages in excess of such amount up to a maximum of the escrowed common stock. Claims for indemnification may be asserted until the date CBS files its Annual Report on Form 10-K for the year ended December 31, 2011. As a consequence of these limitations, CBS may not be able to be entirely compensated for indemnifiable damages that it may sustain.

If the Transaction’s benefits do not meet the expectations of financial or industry analysts, the market price of CBS’ securities may decline.

The market price of CBS’ securities may decline if:

•	CBS does not achieve the perceived benefits of the Transaction as rapidly, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the Transaction on CBS’ financial results is not consistent with the expectations of financial or industry analysts.

Accordingly, securityholders may experience a loss as a result of a decline in the market price of CBS’ securities. A decline in the market price of CBS’ securities also could adversely affect CBS’ ability to issue additional securities and its ability to obtain additional financing in the future.

The existing members of Holdings will receive payments for certain tax benefits that CBS may claim arising in connection with the Merger and related transactions, and the amounts CBS may pay could be significant.

In connection with the Merger, CBS entered into a Tax Receivable Agreement with the Members that provides for the payment by CBS to the Members of up to 75% of the benefits, if any, that CBS is deemed to realize as a result of (i) the payment of the Merger consideration other than the Class B Units, (ii) the exchange of Class B Units for common stock, and (iii) certain other tax benefits in connection with the Merger and related transactions, including tax benefits attributable to payments under the Tax Receivable Agreement.

It is expected that the payments that CBS may make under the Tax Receivable Agreement will be substantial. Assuming no material changes in the relevant tax law, and that CBS earns sufficient taxable income to realize all tax benefits that are attributable to the payment of the Merger consideration other than the Class B Units, CBS expects that initial payments under the Tax Receivable Agreement relating to such payments could total up to approximately $4.6 million.

Future payments to the existing members of Holdings in respect of subsequent exchanges of Class B Units for CBS common stock would be in addition to this initial amount and are expected to be substantial as well. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on CBS’ liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits CBS realizes in respect of the tax attributes subject to the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of the CBS’ securities by the existing members of Holdings.

In certain cases, payments under the Tax Receivable Agreement to the existing members of Holdings may be accelerated and/or significantly exceed the actual benefits CBS realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, CBS elects an early termination of the Tax Receivable Agreement, CBS’ (or its successor’s) obligations would be based on certain assumptions, including that CBS would have sufficient taxable income to fully utilize the potential tax benefits arising from the Merger and related transactions (including as a result of entering into the Tax Receivable Agreement). As a result, (i) CBS could be required to make payments under the Tax Receivable Agreement that are greater than or less than the specified percentage of the actual benefits it realizes in respect of the tax attributes subject to the Tax Receivable Agreement and (ii) if CBS elects to terminate the Tax Receivable Agreement early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits. In these situations, CBS’ obligations under the Tax Receivable Agreement could have a substantial negative impact on its liquidity. There can be no assurance that CBS will be able to finance its obligations under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that CBS determines. Although CBS is not aware of any issue that would cause the Internal Revenue Service to challenge its expected tax reporting positions, CBS will not be reimbursed for any payments previously made under the Tax Receivable Agreement. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of the benefits CBS actually realizes.

New classes of Holdings securities exchangeable into common stock were issued in connection with the Merger and when exchanged for common stock will become eligible for future resale in the public market, which will result in substantial dilution and could have an adverse effect on the market price of those shares.

Upon consummation of the Merger, 4,541,394 Class B Units and 454,139.4 shares of Series A Voting Preferred Stock were issued to the Members and therefore they collectively owned securities that would (if fully exchanged) represent approximately 48.28% of CBS common stock on a fully diluted basis (assuming no issuance of Contingency Consideration and exclusive of any stock-based awards that may be granted under the CBS Equity Plan). Subsequently, 64,139.4 of such Series A Voting Preferred Stock were automatically redeemed by CBS in connection with the exchange of 641,394 Class B Units for 641,394 shares of CBS common stock by EHL Holdings LLC, a Delaware limited liability company owned and controlled by Edwin H. Lewis, Chairman of the Board of Directors and Board of Managers of CBS and Holdings, respectively, and cancelled by CBS, and pursuant to the Exchange and Support Agreement. Subsequently, in connection with the appointment of Julian R. Geiger as the Company’s President and Chief Executive Officer, an aggregate of 799,000 Class B Units and 79,900 shares of Series A Voting Preferred Stock were first forfeited by certain holders, and then an equal amount of these securities were issued to Mr. Geiger by Holdings and CBS, respectively. Currently, 3,900,000 Class B Units and 390,000 shares of Series A Voting Preferred Stock remain outstanding. In addition, the existing members of Holdings may be entitled to receive up to an additional 4,400,000 Class B Units and 440,000 shares of Series A Voting Preferred Stock as Contingency Consideration and therefore they will, collectively, own securities that would (if fully exchanged) represent approximately 64.77% of CBS common stock on a fully diluted basis (exclusive of any stock-based awards that may be granted under the CBS Equity Plan).

CBS’ securities may be delisted from the NASDAQ Capital Market if CBS fails to comply with the continued listing standards.

Shares of CBS common stock, warrants to purchase one share of CBS common stock (“Warrants”), and units comprised of one share of CBS common stock and a warrant to purchase one share of CBS common stock (“Units”) are currently listed on the NASDAQ Capital Market. There can be no assurance that CBS will be able to maintain the listing of these securities on NASDAQ. If the NASDAQ Capital Market delists any of these securities from trading on its exchange for failure to meet the continued listing standards or timely regain compliance, CBS and its securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for CBS’ securities;

•

a determination that CBS common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

CBS may choose to redeem its outstanding Warrants at a time that is disadvantageous to the Warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, as amended, CBS may redeem all of its outstanding Warrants at any time at a price of $.01 per Warrant, upon a minimum of 30 days prior written notice of redemption if, and only if, the last sale price of shares of CBS common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before CBS sends the notice of redemption. If CBS were to call all of its outstanding Warrants for redemption, the Warrant holders could be forced:

•	to exercise the Warrants and pay the exercise price for such Warrants at a time when it may be disadvantageous for the holders to do so;

•	to sell the Warrants at the then current market price when they might otherwise wish to hold the Warrants; or

•	to accept the nominal redemption price which, at the time the Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants.

Although CBS filed a registration statement covering the issuance of the common stock underlying the Warrants, such registration statement might not be current at the time that the Warrant holders exercise their Warrants, in which case the Warrant holders may not be able to exercise their Warrants and the Warrants could expire worthless.

Holders of the Warrants will be able to exercise the Warrants for cash only if CBS has an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to such common stock and, even in the case of a cashless exercise which is permitted in certain circumstances, such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of Warrants reside. Although CBS has an effective registration statement on file with the SEC covering the shares of common stock issuable upon exercise of the Warrants, and has undertaken an obligation in the Warrant agreement to use its best efforts to maintain an effective registration statement covering these shares, CBS may not be able to do so. Factors such as an unexpected inability by CBS to remain current in its SEC reporting obligations or other material developments concerning its business could present difficulties in maintaining an effective registration statement and a current prospectus. Holders of Warrants will not be entitled to a cash settlement for their Warrants if CBS fails to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the Warrants. The expiration of Warrants prior to exercise would result in each Unit holder paying the full unit purchase price solely for the common stock underlying the Unit.

CBS securityholders would experience substantial dilution in their investment as a result of subsequent exercises of outstanding Warrants and the issuance of additional shares of common stock.

CBS has approximately 5,456,300 shares of common stock issuable upon exercise of outstanding Warrants. CBS could also issue substantial shares in connection with a contingent payment of up to 4,400,000 shares associated with the Transaction pursuant to which Holdings became a subsidiary of CBS. Upon exercise of the outstanding Warrants for shares of CBS common stock or issuance of shares in satisfaction of the contingent payment, these shares will dilute CBS’ existing stockholders. CBS may also issue shares in connection with future acquisitions, financings or pursuant to the CBS Equity Plan that would also be dilutive.

Shares of CBS’ common stock, its Units and its Warrants are not insured.

The shares of CBS’ common stock, the Units and the Warrants are not deposits and are not insured against loss by the Federal Deposit Insurance Corporation or any other governmental or private agency.

The prices of CBS’ securities may be volatile, which could result in substantial losses for investors in CBS’ securities.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading prices of CBS common stock, Units and Warrants. The market prices of these securities may also fluctuate significantly in response to the following factors, some of which are beyond the Company’s control:

•	variations in its quarterly operating results;

•	changes in securities analysts’ estimates of its financial performance;

•	changes in market valuations of similar companies;

•	announcements by Crumbs or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

On March 26, 2012, the closing sales price of CBS common stock on the NASDAQ Capital Market was $3.68 per share. The most recent reported sale of Units occurred on February 23, 2012 and the sales price as reported on the NASDAQ Capital Market was $4.00 per Unit. The most recent reported sale of Warrants occurred on March 26, 2012 and the sales price as reported on the NASDAQ Capital Market was $.19 per Warrant.

Shares of CBS’ common stock, its Units and its Warrants are not heavily traded.

Shares of CBS’ common stock, its Units and its Warrants are listed on the NASDAQ Capital Market, but these securities are not heavily traded. Securities that are not heavily traded can be more volatile in price than securities trading in an active public market. Factors such as financial results, the introduction of new products and services by Crumbs or its competitors, and various factors affecting the industry generally may have a significant impact on the market price of CBS’ securities. Management cannot predict the extent to which an active public market for any of CBS’ securities will develop or be sustained in the future. Accordingly, holders of CBS’ securities may not be able to sell such securities at the volumes, prices, or times that they desire.

CBS is subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law, as well as its substantial insider ownership.

CBS has provisions in its Certificate of Incorporation and Bylaws that:

•

make it more difficult for a third party to acquire control of CBS, discourage a third party from attempting to acquire control of CBS; and may limit the price some investors are willing to pay for CBS common stock;

•	enable CBS to issue preferred stock without a vote of stockholders or other stockholder action;

•	make it more difficult for stockholders to take certain corporate actions; and

•	may delay or prevent a change of control.

These and other provisions of CBS’ charter documents, certain provisions of Delaware law and its substantial insider ownership could delay or make more difficult certain types of transactions involving a change of control of CBS or its management. As a result, the price of CBS common stock may be adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS.

This item is not applicable because CBS is a “smaller reporting company.”

Item 2.	PROPERTIES.

The following table sets forth certain information about Crumbs’ stores as of December 31, 2011:

Location	Number of Stores
California	6
Connecticut	4
Illinois	4
Manhattan, NY	20
New York (outside of Manhattan)	5
New Jersey	4
Virginia	1
Washington, DC	4
TOTAL	48

The average size of a Crumbs’ store ranges from approximately 340 to 1,550 square feet with an average of 965 square feet. Crumbs leases all of its stores. Although lease terms for its stores vary, leases are typically 10 to 15 years with renewal options at most stores. The leases generally require Crumbs to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, twelve of Crumbs’ store leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Crumbs’ leases also generally provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.

Item 3.	LEGAL PROCEEDINGS.

From time to time, Crumbs is a party to lawsuits arising in the ordinary course of its business. Crumbs does not believe that it is a party to any material pending legal proceedings or that it is probable that the outcome of any individual action would have an adverse effect in the aggregate on Crumbs’ financial condition. Crumbs does not believe it is likely that an adverse outcome of individually insignificant actions in the aggregate would be sufficient enough, in number or in magnitude, to have a material adverse effect in the aggregate on its financial condition.

Item 4.	MINE SAFETY DISCLOSURES.

This item is not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Units commenced public trading in May 2010, and the CBS common stock and Warrants commenced separate trading in June 2010. The common stock, Warrants and Units each traded on the OTC Bulletin Board under the symbols SQTC, SQTCW and SQTCU, respectively, until May 10, 2011 when the symbols were changed to CRMB, CRMBW and CRMBU, respectively. The common stock, Warrants and Units were each listed on the NASDAQ Capital Market effective as of June 30, 2011 under the symbols CRMB, CRMBW and CRMBU, respectively.

The table below sets forth the high and low bid prices as quoted on the OTC Bulletin Board for the Units for the period from May 20, 2010 through March 31, 2011 and the common stock and Warrants for the period from June 10, 2010 through May 31, 2011 and the high and low selling price of the Units, common stock and Warrants, based on the last daily sale reported on the NASDAQ Capital Market for the quarters ended after June 30, 2011. Prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. No cash dividends have been declared on any of these securities during the covered periods.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
December 31, 2011	$2.52	$6.14	$3.13	$5.74	$0.09	$0.42
September 30, 2011	4.40	14.60	3.30	16.00	0.25	2.60
June 30, 2011	10.00	14.50	9.00	13.50	0.35	2.70
March 31, 2011	10.65	11.30	9.89	10.11	0.45	1.20
December 31, 2010	10.01	10.50	9.60	9.85	0.38	0.50
September 30, 2010	10.00	10.00	9.61	9.80	0.40	0.55
June 30, 2010	10.00	10.20	9.61	9.68	0.40	0.50

As of March 26, 2012 the numbers of record holders of CBS’s common stock, Units and Warrants were estimated to be 17, 1 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividend Policy

The payment of any cash dividend will be dependent upon the Company’s revenue and earnings, if any, capital requirements and general financial conditions. As a holding company without any direct operations, the ability of CBS to pay cash dividends to its stockholders may be limited to availability of cash provided to CBS by Holdings through a distribution, loan or other transaction. With the exception of distributions to CBS to satisfy public company expenses which cannot be used for distributions to its stockholders, all distributions by Holdings to CBS require a pro rata distribution to the other members of Holdings pursuant to the terms of the Third Amended and Restated LLC Agreement, regardless of whether such other members of Holdings hold common stock.

The payment of any dividends will be within the discretion of the Board of Directors at the time such dividend is declared, provided that for so long as any shares of Series A Voting Preferred Stock remain outstanding, the vote of at least a majority of the outstanding shares of Series A Voting Preferred Stock, voting separately as a series, will be necessary for CBS to declare any dividend or distribution on shares of common stock (other than in connection with a liquidation) in shares of common stock, unless a proportionate dividend or distribution of shares of Series A Voting Preferred Stock is also declared on the Series A Voting Preferred Stock. In addition, the terms of the Third Amended and Restated LLC Agreement, the Certificate of Designation and the Exchange and Support Agreement require that certain distributions of stock to holders of CBS common stock be accompanied by an identical distribution by Holdings to its members holding Class B Units. Furthermore, if CBS or Holdings incur any indebtedness following the consummation of the Merger, the ability of CBS and Holdings, to declare dividends or make distributions, respectively, may be limited by restrictive covenants such party may agree to in connection therewith.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding CBS’ equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report on Form 10-K and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA.

Not Applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

CBS is a Delaware corporation organized in October 2009 under the name 57th Street General Acquisition Corp. 57th Street was organized as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. Following the Transaction (discussed above in

Item 1 of Part I of this Annual Report on Form 10-K), in October 2011, 57th Street changed its name to Crumbs Bake Shop, Inc. to reflect the nature of its business more accurately.

CBS, through its consolidated subsidiary, Holdings, engages in the business of selling a wide variety of cupcakes, cakes, pies, cookies and other baked goods as well as hot and cold beverages under the trade name Crumbs Bake Shop. Cupcake sales have historically comprised the majority of Crumbs’ business. Crumbs believes its baked goods appeal to a wide demographic of customers who span a broad range of socio-economic classes. Crumbs operates in urban, suburban, commercial, and residential markets. More recently, it has expanded into transportation hubs, such as Union Station in Washington, D.C. and the Continental Airlines Terminal at Newark Liberty International Airport in Newark, New Jersey, and mall-based centers, such as Queens Center in Elmhurst, New York.

As of December 31, 2011, there were 48 Crumbs Bake Shop stores operating in six states and Washington, D.C., including 20 stores in Manhattan, New York. Of the total stores, 15 were opened in 2011. Crumbs’ sales are primarily conducted through its stores in New York, California, Illinois, Connecticut, New Jersey, Virginia, and Washington, D.C. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business and catering services. Crumbs’ e-commerce division at http://www.crumbs.com permits cupcakes to be shipped nationwide. In light of the decline in operating performance at a number of the Company’s stores, management continues to evaluate and, as necessary, address weaknesses and implement improvements in the Company’s operations and growth strategies as part of its efforts to maximize overall profitability and shareholder value.

Results of Operations and Known Trends

The Company’s results of operations as a percentage of net sales and variances between 2011 and 2010 are discussed in the following sections.

Net Sales

Net sales in 2011 were $39.88 million compared to $31.08 million in 2010, an increase of 28.3%. The increase in net sales was attributable to additional store openings, offset by decreases in same store sales at a number of stores opened before 2011.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business in 2011 were $2.43 million compared to $2.47 million in 2010, a 1.6% decrease. The decrease was primarily attributable to a decrease in net sales from Crumbs’ wholesale distribution business offset by increased sales from its e-commerce division.

During 2011, cupcakes represented 76.3% of net sales compared to 76.9% in 2010. Other baked goods sales from cookies, cakes, pies, brownies, muffins and assorted pastries in 2011 represented 11.9% of net sales compared to 12.2% in 2010. The stores also sell beverages including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. In 2011, beverages represented 9.6% of Crumbs’ net sales compared to 8.1% in 2010.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of December 31, 2011, Crumbs had relationships with one commercial bakery in each of New York, Los Angeles, Northern Virginia and Chicago. Beverage materials and packaging are purchased from both national and local suppliers. The e-commerce division utilizes a third party in New York for both shipping and handling.

In 2011, Crumbs reclassified to cost of sales (i) certain amounts associated with promotional activities, which included expenses related to buy-one-get-one-free incentives and (ii) product costs associated with redemptions from Crumbs’ coffee loyalty card program, through which customers receive free product after a designated number of purchases. For 2011 and 2010, Crumbs reclassified approximately $0.03 million and $0.05 million, respectively, as cost of sales that were previously reported as selling expenses.

Cost of sales in 2011 were $16.95 million compared to $12.88 million in 2010, an increase of 31.6%. The increase was primarily attributable to the additional new store openings in 2011. Cost of sales as a percentage of net sales in 2011 were 42.5% compared to 41.4% in 2010. The increase was primarily attributable to increases in packaging and beverage costs and higher levels of discarded merchandise.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, advertising (most of Crumbs’ advertising expenses are related to the e-commerce division) and product promotional giveaways.

Selling expenses in 2011 were $1.42 million compared to $1.14 million in 2010, an increase of 24.6%. This increase was due to additional expenses associated with new store openings, particularly in the new markets of Washington, D.C. and Chicago, and was consistent with Crumbs’ growth in net sales. Selling expenses as a percentage of net sales were 3.6% in 2011 compared to 3.7% in 2010.

Staff expenses include salaries and wages for both store employees and corporate positions, guaranteed payments made prior to the Merger, employment taxes, medical insurance and workers compensation insurance. Expenses related to the issuance of equity to Julian Geiger in connection with his retention as the new President and Chief Executive Officer in November 2011 (the “Geiger Issuance”) are also included; these expenses include $1.88 million of non-cash compensation and $74,000 of payroll taxes. The non-cash compensation represents 50% of the total expense to be incurred in connection with Mr. Geiger’s retention; there will also be an expense of $1.88 million in November 2012 when the remainder of the equity issued to Mr. Geiger becomes vested.

Staff expenses in 2011 were $14.56 million. Excluding amounts related to the Geiger Issuance, staff expenses were $12.61 million in 2011 compared to $8.27 million in 2010, an increase of 52.5%. Staff expenses, as a percentage of net sales in 2011, excluding the Geiger Issuance, were 31.6% compared to 26.6% in 2010. The increase was attributable to new corporate staff members, corporate salaries and staff expenses in Crumbs’ stores.

Staff expenses of $8.74 million were attributable to store staff expense in 2011 compared to $5.63 million in 2010, an increase of 55.2%. Store staff expenses as a percentage of store net sales in 2011 were 23.3% compared to 19.7% in 2010. The increase was attributable to increased average staff expenses per store combined with the impact of (i) the addition into the net sales base of new stores with lower average sales and (ii) lower average sales in continuing stores, in each case, during the period.

Occupancy expenses are primarily attributable to Crumbs’ stores and corporate office leases. The leases range in term from three to 15 years, many with options to extend to 20 years. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases. This treatment causes a non-cash expense in the early years of these leases which reverses in the later years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance, advertising and commissions are included in occupancy expenses. Other expenses, such as utilities, cleaning, licenses, kosher certification, maintenance, property and liability insurance are also included in occupancy expenses.

Occupancy expenses in 2011 were $7.37 million compared to $4.71 million in 2010, an increase of 56.5%. Occupancy expenses as a percentage of net sales in 2011 were 18.5% compared to 15.2% in 2010. Occupancy expense increases were primarily related to lease expenses associated with the opening of 15 additional stores since December 31, 2010. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses. Post-opening lease expenses were $5.58 million in 2011 compared to $3.65 million in 2010, an increase of 52.9%.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses in 2011 were $0.84 million compared to $0.78 million in 2010, an increase of 7.7%. New store expenses as a percentage of net sales were 2.1% in 2011 compared to 2.5% in 2010.

General and administrative expenses primarily include corporate expenses such as public company operating expenses, office supplies, travel, professional fees and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses in 2011 were $2.71 million compared to $1.37 million in 2010, an increase of 97.8%. General and administrative expenses as a percentage of net sales in 2011 were 6.8% compared to 4.4% in 2010. The increase was primarily attributable to professional fees related to the retention of Mr. Geiger as President and Chief Executive Officer, public company costs and additional professional fees.

Depreciation and amortization expenses in 2011 were $1.46 million compared to $0.93 million in 2010, an increase of 57.0%. Depreciation and amortization expenses as a percentage of net sales were 3.7% compared to 3.0% in 2010. Depreciation and amortization expenses increased as a result of new store additions in 2011, including related lease review and negotiation fees.

Other Expenses

In 2011, Crumbs recorded a non-cash loss on impairment of leasehold improvements related to five underperforming stores that were opened prior to 2010, including three stores in California, one in Huntington, New York, and one in New Canaan, Connecticut. There was no non-cash loss on impairment in 2010.

Income Taxes

The provision for income taxes was $0.01 million in 2011, and there was no provision for income taxes in 2010. Crumbs’ effective tax rate was a 0.2% benefit for 2011 and 0.0% in 2010. See Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information about income taxes.

General Economic Trends and Seasonality

Crumbs results of operations are generally affected by the economic trends in its market areas due to the dependence on its customers’ discretionary spending. Weakness in the national or regional economy in its market areas, combined with other factors including inflation, labor and healthcare costs and availability of suitable locations for its stores, may negatively impact its business. If consumer activities associated with the consumption of its products decline or the business activities of its corporate customers decrease, its net sales and sales volumes may decline.

Crumbs’ results to date have not been significantly impacted by inflation.

While Crumbs’ business is not highly seasonal, it is impacted by weather. Extreme hot, cold and wet weather may cause decreased sales in the affected stores and could impact the daily delivery of its baked goods. On occasion, weather conditions have caused Crumbs to close stores during normal business hours. Hurricane Irene’s impact forced 27 Crumbs stores along the east coast to shut down in August 2011. Crumbs lost a total of 45 store sales days due to the storm.

In addition, Crumbs’ sales do peak throughout the year on certain holidays/events such as Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving and Christmas/Hanukkah. The timing of these holidays in a particular year could impact quarterly results.

Liquidity and Capital Resources

As a result of the Merger, CBS contributed approximately $13.7 million to Holdings. Crumbs’ primary source of liquidity from operations is cash from the sale of baked goods, beverages and merchandise. Crumbs’ primary uses of cash are cost of sales, operating expenses and capital expenditures.

As of December 31, 2011, Crumbs’ working capital was approximately $4.74 million. Crumbs believes it has sufficient capital resources to meet its future liquidity needs.

Cash Flows

Crumbs’ net cash used in operating activities was $1.73 million in 2011 compared to $3.37 million provided by operating activities in 2010. The increase in operating cash outflows in 2011 was primarily due to operating expense increases, inventory increases attributable to additional stores and additional packaging expenses related to the e-commerce division shipments of new products and an increase in prepaid rent due to the addition of new stores in 2011.

Net cash used in investing activities in 2011 was $6.61 million compared to $3.17 million in 2010. Investing cash outflows in 2011 consisted primarily of total costs related to 15 new stores, construction in progress costs for six additional stores and $0.64 million for the purchase of certificates of deposit used as security for letters of credit.

As a result of the consummation of the Merger, financing inflows in 2011 included $13.7 million in net proceeds from 57th Street’s initial public offering.

Contractual Obligations

Crumbs’ contractual obligations relate to operating leases. See Note 7 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of Crumbs’ operating lease commitments.

Off-Balance Sheet Arrangements

Crumbs has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Long-Lived Assets. Property and equipment are carried at cost and are being depreciated on a straight-line basis over their useful lives of 10 to 15 years for leasehold improvements, five to 10 years for furniture and equipment and three to five years for computer equipment. Leasehold improvements are depreciated over the shorter of the lease term or the asset’s useful life. Maintenance and repairs are charged to expense as incurred, while capital improvements that extend the useful lives of the underlying assets are capitalized. Intangible assets, including branding costs and website design, are amortized over their useful lives, estimated to be five years.

Impairment of Long-Lived Assets. When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, Crumbs evaluates long-lived assets for impairment. The Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is calculated based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on future store revenue and operating costs, using internal projections. Cash flows for store assets are identified at the individual store level. Long-lived assets to be disposed of are recorded at the lower of their carrying amount, or fair value less estimated costs to sell.

Deferred Rent. Crumbs leases stores and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, Crumbs uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for its intended use.

For tenant improvement allowances and rent holidays, Crumbs records a deferred rent liability and amortizes such deferred rent over the terms of the leases as reductions to occupancy expense on the consolidated statements of operations.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.

For contingent rent provisions that require payment of additional rent based on a specified percentage of a store’s net sales in excess of a defined breakpoint, Crumbs records occupancy expense in the consolidated statements of operations during the period the contingency is met.

Revenue Recognition. Revenue is recognized when payment is tendered at the point of sale. Revenue is reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Revenue from Crumbs’ gift cards and certificates are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in gift cards and certificates on the consolidated balance sheets. There are no expiration dates on Crumbs’ gift cards and certificates, and the Company does not charge any service fees that cause a decrement to customer balances.

Income Taxes. Crumbs complies with Financial Accounting Standards Board Accounting Standards Codification 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

Crumbs has evaluated recent accounting pronouncements and does not believe the adoption of any recently issued accounting standards will have a material impact on its financial position and results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item may be found on pages F-1 through F-18 of this Annual Report on Form 10-K, which follow the signatures hereto and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Registrant’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer (“PEO”) and the principal accounting and financial officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2011 was carried out under the supervision and with the participation of the Registrant’s management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, has concluded that the Registrant’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2011, there was no change in the Registrant’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Registrant’s internal control over financial reporting as of December 31, 2011. Management’s Report on Internal Control Over Financial Reporting is included on the following page. The Registrant is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Crumbs Bake Shop, Inc.

Our Principal Executive Officer (“PEO”) and Principal Accounting and Financial Officer (“PAO”) are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Registrant’s PEO and PAO and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of its assets that could have a material effect on the financial statements.

During the year ended December 31, 2011, the Company periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

The Registrant’s management, under the supervision and with the participation of its PEO and PAO, has evaluated the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Management Report based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, its PEO and PAO have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011. Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Dated: March 29, 2012

/s/ Julian R. Geiger	/s/ John D. Ireland
Julian R. Geiger President and Chief Executive Officer (Principal Executive Officer)	John D. Ireland Senior Vice President-Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the following sections of CBS’ definitive proxy statement for the 2012 Annual Meeting of stockholders to be filed with the SEC pursuant to Regulation 14A (the “2012 Proxy Statement”):

“Information About Directors and Executive Officers”

“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the heading, “Section 16(a) Beneficial Ownership Reporting Requirements”; and

“Corporate Governance”.

Item 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the sections of the 2012 Proxy Statement entitled “Compensation of Directors and Executive Officers.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of December 31, 2011, with respect to CBS’ equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	338,295	—	338,295
Equity compensation plans not approved by securityholders	0	0	0

Total	338,295	—	338,295

(1)	Equity Incentive Plan approved by securityholders at the 2011 Annual Meeting of stockholders.

All other information required by this item is incorporated by reference to the section of the 2012 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2012 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the section of the 2012 Proxy Statement entitled “Audit Fees and Services.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this Annual Report on Form 10-K are listed in the Exhibit Index below, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUMBS BAKE SHOP, INC.

March 29, 2012	By:	/s/ Julian R. Geiger
Julian R. Geiger, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edwin H. Lewis Edwin H. Lewis	Chairman of the Board	March 29, 2012

/s/ Julian R. Geiger Julian R. Geiger	President and Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2012

/s/ Jason Bauer Jason Bauer	Senior Vice President of Business Development and Director	March 29, 2012

/s/ John D. Ireland John D. Ireland	Senior Vice President-Finance, Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer	March 29, 2012

/s/ Stephen Z. Fass Stephen Z. Fass	Director	March 29, 2012

/s/ Mark D. Klein Mark D. Klein	Director	March 29, 2012

/s/ Frederick G. Kraegel Frederick G. Kraegel	Director	March 29, 2012

/s/ Andrew J. Moger Andrew J. Moger	Director	March 29, 2012

/s/ Leonard A. Potter Leonard A. Potter	Director	March 29, 2012

/s/ Jeffrey D. Roseman Jeffrey D. Roseman	Director	March 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Crumbs Bake Shop, Inc.

We have audited the accompanying consolidated balance sheets of Crumbs Bake Shop, Inc. and Subsidiaries (formerly known as 57th Street General Acquisition Corp.) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

March 29, 2011

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
ASSETS

Current assets
Cash	$5,940,982	$655,022
Trade receivables	405,519	248,061
Inventories	503,008	240,965
Prepaid rent	621,184	386,718
Deferred financing costs	—	215,302
Other current assets	196,975	81,631

Total current assets	7,667,668	1,827,699

Property and equipment, net	12,398,749	8,784,505

Other Assets
Deferred tax asset	4,808,500	—
Restricted certificates of deposit	673,000	30,000
Intangible assets, net	397,039	429,238
Deposits	318,024	276,513
Other	104,906	35,951

Total other assets	6,301,469	771,702

	$26,367,886	$11,383,906

LIABILITIES, MEMBERS’ EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,431,924	$2,615,481
Payroll liabilities	250,307	141,337
Sales tax payable	69,063	47,580
Gift cards and certificates outstanding	179,563	120,002

Total current liabilities	2,930,857	2,924,400

Long-term liabilities
Deferred rent	3,030,182	1,863,243
Payable to related parties pursuant to tax receivable agreement	2,386,750	—

Total liabilities	8,347,789	4,787,643

Commitments and contingencies

Members’ equity	—	6,596,263

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at December 31, 2011	39	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	710	—
Additional paid-in capital	30,264,456	—
Accumulated deficit	(4,253,042)	—
Treasury stock, at cost	(15,913,948)	—

Total Crumbs Bake Shop, Inc. stockholders’ equity	10,098,215	—
Non-controlling interest	7,921,882	—

Total stockholders’ equity	18,020,097	—

	$26,367,886	$11,383,906

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2011	2010
Net sales	$39,882,078	$31,077,448

Cost of sales	16,945,889	12,879,677

Gross profit	22,936,189	18,197,771

Operating expenses
Selling expenses	1,424,146	1,146,226
Staff expenses	14,557,557	8,266,574
Occupancy expenses	7,369,409	4,711,783
General and administrative	2,706,115	1,374,369
New store expenses	841,219	778,558
Depreciation and amortization	1,459,588	929,894

	28,358,034	17,207,404

Income (loss) from operations	(5,421,845)	990,367

Other income (expense)
Interest and other income	8,999	124
Loss on sale of property and equipment	(18,126)	(3,413)
Loss on impairment of leasehold improvements	(770,102)	—
Abandoned lease projects	(63,792)	(190,707)

	(843,021)	(193,996)

Income (loss) before income tax benefit	(6,264,866)	796,371

Income tax benefit	(13,980)	—

Net income (loss) attributable to the controlling and non-controlling interests	(6,250,886)	796,371

Less: Net (income) loss attributable to non-controlling interest	2,592,111	—

Net income (loss) attributable to stockholders	$(3,658,775)	$796,371

Net income (loss) per common share, basic and diluted	$(0.66)	$0.20

Weighted average number of common shares outstanding, basic and diluted	5,552,195	3,904,466 *

*	The weighted average number of common shares outstanding is that of Crumbs Bake Shop, Inc.

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

From January 1, 2010 through December 31, 2011

	0000	0000	0000	0000	0000	0000	0000	0000	0000	0000	0000
								Total Crumbs Bake		Total	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Shop, Inc.	Non-Controlling	Stockholders’	Members’
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Stockholders’ Equity	Interest	Equity	Equity
Balances, January 1, 2010	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$6,152,065

Capital distributions	—	—	—	—	—	—	—	—	—	—	(352,173)

Net income	—	—	—	—	—	—	—	—	—	—	796,371

Balances, December 31, 2010	—	—	—	—	—	—	—	—	—	—	6,596,263

Merger of Crumbs Holdings LLC into 57th Street Merger Sub LLC	454,139	45	6,089,075	609	28,748,656	(594,267)	—	28,155,043	10,060,238	38,215,281	(6,596,263)

Common stock tender of 1,594,584 shares pursuant to Offer to Purchase at $9.98 per share	—	—	—	—	—	—	(15,913,948)	(15,913,948)	—	(15,913,948)	—

Warrants exchanged for common stock pursuant to Insider Warrant Exchange Agreement	—	—	370,000	37	(37)	—	—	—	—	—	—

Liquidity shares exchanged for common stock pursuant to Exchange and Support Agreement	(64,139)	(6)	641,394	64	1,515,837	—	—	1,515,895	(1,423,895)	92,000	—

Stock-based compensation	—	—	—	—	—	—	—	—	1,877,650	1,877,650	—
Net loss	—	—	—	—	—	(3,658,775)	—	(3,658,775)	(2,592,111)	(6,250,886)	—

Balances, December 31, 2011	390,000	$39	7,100,469	$710	$30,264,456	$(4,253,042)	$(15,913,948)	$10,098,215	$7,921,882	$18,020,097	$—

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2011	2010
Cash flows from operating activities
Net income (loss)	$(6,250,886)	$796,371
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,459,588	929,894
Deferred income tax benefit	(35,000)	—
Loss on disposal of property and equipment	18,126	3,413
Abandoned lease projects	63,792	190,707
Loss on impairment of leasehold improvements	770,102	—
Stock-based compensation	1,877,650	—
Deferred rent	1,166,939	515,997
Changes in operating assets and liabilities:
Trade receivables	(135,797)	(36,413)
Inventories	(262,043)	(102,805)
Prepaid rent	(234,466)	(60,877)
Other current assets	(115,344)	(7,043)
Deposits	(41,511)	(23,481)
Accounts payable and accrued expenses	(197,198)	1,025,012
Payroll liabilities	108,970	55,521
Sales tax payable	21,483	23,247
Gift cards and certificates outstanding	59,561	57,957

Net cash provided by (used in) operating activities	(1,726,034)	3,367,500

Cash flows from investing activities
Purchase of restricted certificates of deposit	(643,000)	—
Purchases of property and equipment	(5,774,995)	(3,237,288)
Proceeds from sales of property and equipment	—	212,217
Purchases of intangible assets	(98,047)	(107,644)
Purchases of other assets	(89,566)	(36,118)

Net cash used in investing activities	(6,605,608)	(3,168,833)

Cash flows from financing activities
Proceeds retained from reverse merger	13,692,203	—
Capital distributions	(74,601)	(352,173)

Net cash provided by (used in) financing activities	13,617,602	(352,173)

Net increase (decrease) in cash	5,285,960	(153,506)
Cash, beginning of year	655,022	808,528

Cash, end of year	$5,940,982	$655,022

Supplemental disclosure of non-cash financing activities
Merger costs financed through accounts payable (See Note 1)	$—	$215,302

Net assets acquired in recapitalization	$2,087,468	$—

Exchange of Class B Units for common stock of Crumbs Bake Shop, Inc.	$1,423,895	$—

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business and summary of significant accounting policies

Reverse Merger

On January 9, 2011, Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp. (“57th Street”), 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Crumbs Holdings LLC, a Delaware limited liability company, and its wholly-owned subsidiaries (“Holdings”), the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger, and therefore exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition.

Pursuant to the Business Combination Agreement, in February 2011, 57th Street commenced a tender offer, as amended from time to time, to ultimately purchase up to 1,803,607 shares of its issued and outstanding common stock for $9.98 per share, net to the seller in cash without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, as supplemented by the Schedule TO, and the Third Amended and Restated Letter of Transmittal (which together, as amended or supplemented from time to time, constituted the “Offer”). The Offer expired at 5:00 p.m. Eastern time, on May 4, 2011. 57th Street promptly purchased all 1,594,584 shares of its common stock validly tendered and not withdrawn, for an aggregate purchase price of approximately $15,914,000.

Upon consummation of the Merger, the Members of Holdings received consideration in the form of newly issued securities and approximately $22,086,000 in cash. The securities consisted of (i) 4,541,394 New Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which is exchangeable for 4,541,394 shares of CBS common stock, and 641,394 of which Class B Units have been exchanged for shares of CBS common stock and are being sold by a selling stockholder) and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Voting Preferred Stock”) issued by CBS (each such share entitling its holder the right to vote 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 64,139.4 of which have been surrendered and cancelled by CBS upon the exchange of 641,394 Class B Units for the 641,394 shares of common stock issued to a selling stockholder). In addition, Holdings, as the entity surviving the Merger, received, as a capital contribution from CBS, the sum of approximately $13,725,000 (not including refunds receivable after the closing of the Merger) after giving effect to the retention of approximately $53,000 by CBS for future public company expenses and the payment of approximately $149,000 for CBS’ then outstanding franchise taxes.

Nature of Business

CBS, through its consolidated subsidiary, Holdings, (together, the “Company”) engages in the business of selling a wide variety of cupcakes, cakes, pies, cookies and other baked goods as well as hot and cold beverages. The Company offers these products through its stores, e-commerce division, catering services and wholesale distribution business.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

1. Nature of business and summary of significant accounting policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CBS and Holdings. Intercompany transactions and balances have been eliminated in consolidation.

Trade Receivables

The Company carries its trade receivables at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The amount of allowance for doubtful accounts at both December 31, 2011 and 2010 was $0.

Restricted Certificates of Deposit

As of December 31, 2011 and 2010, the Company had $673,000 and $30,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 8). The letters of credit are required as security deposits for certain of the Company’s non-cancellable store operating leases.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash in banks, certificates of deposit and trade receivables. The carrying amounts for cash and cash equivalents, certificates of deposit and trade receivables approximate fair value due to the short term nature of the instruments.

Deferred Financing Costs

In 2010, the Company capitalized fees related to the Merger (see “Reverse Merger,” Note 1) as an asset. When the Merger was consummated in 2011, these fees were then recognized as a reduction of equity.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided for by the straight-line method over the following estimated useful lives:

Estimated
Asset	Useful Life
Leasehold improvements	Lesser of useful lives or lease term
Furniture and equipment	5-10 years
Computer software and equipment	3-5 years

Expenditures for repairs and maintenance are charged to operations as incurred.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

1. Nature of business and summary of significant accounting policies (continued)

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” The Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on future store revenue and operating costs, using internal projections. Cash flows for store assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell. The Company most recently completed an impairment evaluation in the fourth quarter of 2011, and certain assets were determined to be impaired (see Note 5).

Intangible Assets

Intangible assets, including branding costs and website design, are amortized over their useful lives, estimated to be five years.

Tax Receivable Agreement

Holdings intends to make an election under Section 754 of the Internal Revenue Code (the “Code”) effective for each taxable year in which an exchange of Class B Units for shares of CBS common stock occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of Class B Units. As a result of both the initial purchase of Class B Units from the Members in connection with the Merger and these subsequent exchanges, CBS will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Class B Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that CBS would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

CBS entered into a tax receivable agreement with Holdings that will provide for the payment by CBS to the Members of up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to the Company entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the tax receivable agreement as part of the Geiger Employment Agreement (see Note 11). For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of Holdings (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

1. Nature of business and summary of significant accounting policies (continued)

Income Taxes

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax asset to the amount expected to be realized.

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces stockholders’ equity. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011 or 2010. The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized in 2011 or 2010.

Deposits

Deposits consist of security deposits made in connection with operating lease agreements for the rental of stores and office space and utility deposits made for gas and electric services at several stores. According to the terms of certain lease agreements, a few security deposits are kept in separate bank accounts by the respective landlords and earn interest at various rates, while also being subject to administrative fees. Most utility deposits are eligible for refund after three years of consecutive, timely payments.

Deferred Rent

The Company leases stores and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for its intended use.

For tenant improvement allowances and rent holidays, the Company records deferred rent in the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to occupancy expense in the consolidated statements of operations.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations.

For contingent rent provisions that require payment of additional rent based on a specified percentage of a store’s net sales in excess of a defined breakpoint, the Company records occupancy expense in the consolidated statements of operations during the period the contingency is met.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

1. Nature of business and summary of significant accounting policies (continued)

Sales Tax

The Company charges sales tax to its customers and records the liability on an individual state basis. No such amounts have been included in the consolidated statements of operations.

While the Company will continue to honor all gift cards and certificates presented for payment, management may determine the likelihood of redemption to be remote for certain cards and certificates due to, among other things, long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under state escheatment laws, card balances may then be recognized in the consolidated statements of operations.

Revenue Recognition

Revenue is recognized when payment is tendered at the point of sale. Revenue is reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Revenue from the Company’s gift cards and certificates are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in gift cards and certificates in the consolidated balance sheets. There are no expiration dates on gift cards and certificates, and the Company does not charge any service fees that cause a decrement to customer balances.

Sales Incentives, Promotions and Marketing

Expenses related to buy-one-get-one-free incentives and product costs associated with redemptions from the Company’s coffee loyalty card program, through which customers receive free product after a designated number of purchases are recorded in cost of sales at the time of redemption (see “Reclassifications,” Note 1). Such costs totaled approximately $86,000 and $54,000, respectively, in 2011 and 2010.

Ongoing promotional product giveaway costs, marketing and public relations costs are included in selling expenses. Product giveaway costs associated with new store openings are included in new store expenses. All costs are expensed as incurred. Amounts recorded in selling expenses totaled approximately $677,000 and $597,000 in 2011 and 2010, respectively, and those included in new store expenses totaled approximately $54,000 and $19,000, in 2011 and 2010, respectively.

New Store Expenses

New store expenses consisting primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings, are expensed as incurred.

Shipping and Handling Costs

Shipping and handling costs related to the e-commerce division are expensed as incurred and included in the cost of sales. Total expenses for 2011 and 2010 were approximately $458,000 and $390,000, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

1. Nature of business and summary of significant accounting policies (continued)

Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables. The Company’s wholesale customers, to which the majority of the trade receivables relate, are concentrated in the food service and amusement industries in the New York metropolitan area. Management does not believe significant credit risk existed at December 31, 2011 and 2010.

The Company maintains cash at two financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. In addition, the FDIC enacted temporary unlimited coverage for noninterest-bearing transaction accounts, effective December 31, 2010. The Company’s uninsured bank balances, including certificates of deposit, totaled approximately $569,000 and $307,000 at December 31, 2011 and 2010, respectively.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding for the period. Warrants to purchase 5,456,300 shares of common stock for the years ended December 31, 2011 and 2010 were excluded from the calculation of diluted income (loss) per share because they would have been anti-dilutive. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for 2011 and 2010.

Concentrations

Cupcake sales comprised approximately 76.3% and 76.9% of the Company’s net sales for the years ended December 31, 2011 and 2010, respectively. Beverage sales comprised approximately 9.6% and 8.1% of the Company’s net sales for the years ended December 31, 2011 and 2010, respectively.

Recently issued accounting standards

The Company does not believe that the adoption of any recently issued accounting standards will have a material impact on its current financial position and results of operations.

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2010 to conform with the 2011 presentation. Such reclassifications have no effect on previously reported net income.

During 2011, the Company reclassified to cost of sales (i) certain amounts associated with promotional activities, which included expenses related to buy-one-get-one-free incentives, and (ii) product costs associated with redemptions from the Company’s coffee loyalty card program, through which customers receive free product after a designated number of purchases. For 2011 and 2010, the Company reclassified approximately $32,000 and $54,000, respectively, as cost of sales that were previously reported as selling expenses.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

2. Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At December 31, 2011 and 2010, inventories were comprised of the following:

	2011	2010
Packaging inventory	$186,688	$54,980
E-Commerce packaging inventory	165,629	117,445
Merchandise inventory	27,663	45,599
Beverage supply inventory	78,526	—
Store supplies	44,502	22,941

Total	$503,008	$240,965

Packaging and e-commerce packaging inventories consists of labels, boxes, bags and gel packs for packaging and shipping baked goods, while merchandise inventory consists of logoed hats, t-shirts and aprons primarily used as employee uniforms, and mugs, books and plastic tiers for sale in the stores. Beverage supply inventory consists of coffee, tea and flavored syrups, and store supplies consist of paper goods, decorating materials, and other miscellaneous supplies purchased in bulk and consumed in daily operations.

3. Property and equipment

At December 31, 2011 and 2010 property and equipment were comprised of the following:

	2011	2010
Leasehold improvements	$11,181,703	$8,032,442
Furniture and equipment	3,133,574	1,943,216
Construction in progress	690,109	355,200

Total cost of property and equipment	15,005,386	10,330,858
Less accumulated depreciation	(2,606,637)	(1,546,353)

Total	$12,398,749	$8,784,505

Construction in progress relates to leasehold improvements for stores not yet operating at December 31, 2011 and 2010, respectively.

Depreciation expense was approximately $1,323,000 and $811,000 for 2011 and 2010, respectively.

4. Intangible assets

At December 31, 2011 intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$536,950	$(255,539)	$281,411
Website Design	247,974	(132,346)	115,628

Total	$784,924	$(387,885)	$397,039

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

4. Intangible assets (continued)

At December 31, 2010 intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$438,903	$(174,888)	$264,015
Website Design	247,974	(82,751)	165,223

Total	$686,877	$(257,639)	$429,238

Amortization expense was approximately $137,000 and $119,000 for 2011 and 2010 respectively.

Estimated amortization expense for the succeeding five years is:

December 31,	Amount
2012	$141,000
2013	108,000
2014	36,000
2015	22,000
2016	11,000

5. Impairment of long-lived assets

During the fourth quarter of 2011, an analysis of the Company’s operating performance by store identified impairment indicators at certain stores. The indicators included sustained operating losses with a failure to meet or exceed sales targets. These conditions indicated the carrying values of the leasehold improvements at these stores may not be recoverable. Accordingly, the Company completed an impairment test in accordance with its accounting policy, which resulted in impairment of leasehold improvements of approximately $770,000.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

6. Income Taxes

The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various states. Generally, the Company is subject to income tax examinations by major taxing authorities since inception. The Company may be subject to potential examination by U.S. federal or states’ authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. The Company does not expect that the total amount of unrecognized tax benefits, if any, will materially change over the next twelve months.

At the date of the Merger, the Company recorded a deferred tax asset of approximately $9,547,000 for estimated income tax effects of the increase in tax basis of the purchased interests and future projected payments under the tax receivable agreement. An additional deferred tax asset of approximately $35,000 was recorded in 2011 for estimated local income tax effects of the Company’s net loss for the year ended December 31, 2011. The Company had a deferred tax asset of approximately $4,808,000 at December 31, 2011, net of a valuation allowance of approximately $4,774,000, which can be utilized to offset future taxable income through 2026.

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 were comprised of the following:

Current	2011	2010
Federal	$—	$—
State and local	21,020	—

Totals	$21,020	$—

Deferred	2011	2010
Federal	$—	$—
State and local	(35,000)	—

Totals	$(35,000)	$—

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

6. Income Taxes (continued)

A reconciliation of the expected U.S. federal tax rate to the effective tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. statutory tax rate	34.0%	—%
State and local taxes	(0.2)%	—%
Valuation allowance	(34.0)%	—%

	(0.2)%	—%

7. Commitments

The Company leases buildings from which it conducts retail, wholesale and administrative operations and is obligated under various noncancelable leases through 2027 with options to renew many of the leases for a period of up to 10 years. In addition to base rent, the Company is responsible for insurance, common area maintenance charges, property taxes and utilities at the majority of the properties.

For scheduled escalation provisions or for rental payments commencing on a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over terms of the leases in the consolidated statements of operations.

Certain leases have been guaranteed by a Member of Holdings.

Rent expense under the Company’s operating leases was approximately $5,810,000 and $4,025,000 for 2011 and 2010, respectively, and is included in occupancy expenses in the consolidated statements of operations.

At December 31, 2011, the future minimum rental payments due under these operating leases is as follows:

Year Ending
December 31,	Amount
2012	$6,740,000
2013	6,826,000
2014	6,935,000
2015	7,158,000
2016	7,304,000
Thereafter	33,056,000

Total	$68,019,000

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

8. Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of December 31, 2011 and 2010, issued and unused letters of credit totaled $637,425 and $529,425, respectively. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Member of Holdings. Letters of credit amounting to $539,425 and $499,425 were reserved under this line of credit as of December 31, 2011 and 2010, respectively. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at December 31, 2011 and 2010. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted Certificates of Deposit,” Note 1).

9. Major suppliers

In 2011 and 2010, the Company received 100% of its baked goods from four independent commercial bakeries, located in New York, Los Angeles, Northern Virginia and Chicago, who supplied the stores in their surrounding areas. To mitigate the risks associated with these arrangements, the Company purchased Business Income from Dependent Properties insurance coverage. Should the suppliers experience loss or damage to their facilities due to a covered peril, insurance will cover up to $10,000,000 of the Company’s losses.

10. Related party

In 2010, Holdings leased building space for seven of its stores as sub-leases from Bauer Holdings, Inc., formerly known as Crumbs, Inc., a Member of Holdings, which is controlled and partially owned by two officers of the Company. Holdings paid the original unrelated lessor directly based upon the original terms of the leases. Two of these sub-leases were terminated during 2010, and the remaining five sub-leases were assigned to their respective successor entities in the second quarter of 2011.

In 2011 and 2010, the Company paid approximately $4,900 and $44,000, respectively, in fees, unrelated to audit services, to an accounting firm in which an officer of the Company is a part owner.

In 2011 and 2010, the Company paid approximately $20,000 and $17,000, respectively, in rent to a landlord that is partially owned by an officer of the Company.

11. Stockholders’ equity

CBS is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse Merger,” Note 1), the Members were issued 4,541,394 Class B Units and 454,139.4 Series A Voting Preferred Stock of CBS. Upon exchange of the Class B Units in accordance with the Exchange and Support Agreement, shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and concurrently, a proportionate amount of shares of Series A Voting Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the Class B Units, the CBS Series A Voting Preferred Stock will not be redeemable.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

11. Stockholders’ equity (continued)

In June 2011, 641,394 Class B Units were exchanged for 641,394 shares of common stock, and in turn, 64,139.4 shares of Series A Voting Preferred Stock were automatically redeemed and cancelled pursuant to the Exchange and Support Agreement. In addition, pursuant to the Insider Warrant Exchange Agreement by and among CBS, 57th Street GAC Holdings LLC (“57th Street GAC”), Morgan Joseph TriArtisan LLC, Ladenburg Thalmann & Co. Inc., I-Bankers Securities Incorporated, Maxim Group LLC and Rodman & Renshaw, LLC, dated May 5, 2011, 370,000 shares of common stock were issued in exchange for 3,700,000 warrants that were originally purchased by 57th Street GAC and the underwriters of CBS’ initial public offering in May 2010.

On November 14, 2011, the Company entered into an employment agreement with Julian R. Geiger (the “Geiger Employment Agreement”) pursuant to which Mr. Geiger will serve as President and Chief Executive Officer of the Company commencing November 14, 2011 (the “Effective Date”) and continuing through December 31, 2013. Pursuant to the Geiger Employment Agreement, Mr. Geiger shall receive no salary nor participate in any bonus plan of the Company that may be in effect during the term of the agreement. The Company agreed that promptly following execution of the Geiger Employment Agreement, Holdings shall grant to him 799,000 Class B Units and CBS shall grant to him 79,900 shares of Series A Preferred Stock, subject to the following vesting provisions:

•	50% of the 799,000 Class B Units and of the 79,900 shares of the Series A Preferred Stock shall vest as of the Effective Date (such securities, the “First Tranche”);

•	the remaining 50% of the 799,000 Class B Units and of the 79,900 shares of Series A Preferred Stock shall vest on November 14, 2012 (such securities, the “Second Tranche”)

Concurrent with the execution of the Geiger Employment Agreement, EHL Holdings LLC and Bauer Holdings, Inc. (formerly Crumbs, Inc.) agreed to forfeit an aggregate of 799,000 Class B Units and 79,900 share of the Series A Preferred Stock.

Staff expenses related to this stock-based compensation was recorded in connection with the transaction in the amount of $1,877,650, the value of the First Tranche, calculated based upon the price of a share of CBS stock on November 14, 2011. When the Second Tranche vests in November 2012, additional staff expenses related to this stock-based compensation of $1,877,650 will be recorded.

EXHIBIT INDEX

2.1	Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of January 9, 2011 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by the Registrant on January 10, 2011).

2.2	Amendment to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of February 18, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on February 22, 2011).

2.3	Amendment No. 2 to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of March 17, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2011).

2.4	Amendment No. 3 to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of April 7, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 7, 2011).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2011).

3.3	Certificate of Designation of Series A Voting Preferred Stock (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2011).

3.4	Certificate of Correction to Certificate of Designation of Series A Voting Preferred Stock (incorporated by reference to the registration’s Current Report on Form 8-K filed with the SEC on July 29, 2011).

3.5	Certificate of Correction to the Third Amended and Restated Certificate of Incorporation of Crumbs Bake Shop, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2011).

3.6	Certificate of Increase of Series A Voting Preferred Stock of Crumbs Bake Shop, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2011).

4.1	Specimen Unit Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2010).

4.4	Specimen Series A Voting Preferred Stock Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2011).

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 25, 2010).

10.1*	Management Reimbursement Agreement by and among 57th Street General Acquisition Corp. and Crumbs Holdings LLC, dated as of September 8, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2011).

10.2*	Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2011).

10.3*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Jason Bauer dated November 14, 2011(incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.4*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Mia Bauer dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.5*	Letter Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and John D. Ireland dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.6	Securities Grant Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.7	Registration Rights Agreement between Crumbs Bake Shop, Inc. and Julian R. Geiger dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.8	Indemnification Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.9*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and John D. Ireland, dated December 21, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2011).

10.10	Consulting Agreement among Crumbs Holdings LLC and GCD Consultants, LLC dated January 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 20, 2012).

10.11*	Crumbs Bake Shop, Inc. Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2011).

10.12	Tax Receivable Agreement by and among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and the Members of Crumbs Holdings LLC dated May 5, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-, filed with the SEC on May 11, 2011).

10.13**	Exclusive Production Agreement by and between Crumbs Holdings LLC and Melita Corp., d/b/a JMJ Bakery dated July 28, 2011, as amended to date (filed herewith).

21	Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.
**	Portions of this exhibit have been omitted pursuant to a Confidential Treatment Request and filed separately with the Commission.