Form 10-Q
period 2012-03-31
Crumbs Bake Shop, Inc.
filed 2012-05-15
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2012, the registrant had 5,758,385 shares of Common Stock outstanding.

Crumbs Bake Shop, Inc.

PART I

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which Crumbs operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions, including real estate market conditions; changes in Crumbs’ competitive position or competitive actions by other companies; Crumbs’ ability to maintain strong relationships with its customers; disruptions in Crumbs’ supply chain; Crumbs’ ability to retain key personnel; Crumbs’ ability to achieve and/or manage growth; Crumbs’ ability to successfully implement new products and strategies; Crumbs’ ability to comply with government regulations; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond Crumbs’ control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized or, if substantially realized, will have the expected consequences on Crumbs’ business or operations. These and other risks are discussed in detail in the periodic reports that Crumbs Bake Shop, Inc. files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this quarterly report for further information). Except as required by applicable laws, Crumbs Bake Shop, Inc. does not intend to publish updates or revisions of any forward-looking statements it makes to reflect new information, future events or otherwise. Readers should understand that it is not possible to predict or identify all risks and uncertainties to which Crumbs may be subject. Consequently, readers should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

Unless the context clearly suggests otherwise, references in this quarterly report to “CBS” refers to Crumbs Bake Shop, Inc.; references to “Holdings” refers to Crumbs Holdings LLC; and references to “Crumbs” refers collectively to Crumbs Bake Shop, Inc., Holdings, and their subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets
Cash	$4,175,347	$5,940,982
Trade receivables	437,257	405,519
Inventories	562,300	503,008
Prepaid rent	600,800	621,184
Other current assets	464,247	196,975

Total current assets	6,239,951	7,667,668

Property and equipment, net	12,679,505	12,398,749

Other Assets
Deferred tax asset	4,808,500	4,808,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	385,603	397,039
Deposits	301,432	318,024
Other	102,269	104,906

Total other assets	6,270,804	6,301,469

	$25,190,260	$26,367,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,655,703	$2,431,924
Payroll liabilities	460,674	250,307
Sales tax payable	85,863	69,063
Gift cards and certificates outstanding	161,221	179,563

Total current liabilities	2,363,461	2,930,857

Long-term liabilities
Deferred rent	3,261,075	3,030,182
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750

Total liabilities	8,011,286	8,347,789

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	39	39
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,352,969 shares issued, 5,758,385 outstanding at March 31, 2012 and 7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	735	710
Additional paid-in capital	30,311,377	30,264,456
Accumulated deficit	(4,775,363)	(4,253,042)
Treasury stock, at cost	(15,913,948)	(15,913,948)

Total Crumbs Bake Shop, Inc. stockholders’ equity	9,622,840	10,098,215
Non-controlling interest	7,556,134	7,921,882

Total stockholders’ equity	17,178,974	18,020,097

	$25,190,260	$26,367,886

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2012	2011
Net sales	$11,277,094	$9,718,604

Cost of sales	4,762,482	4,074,514

Gross profit	6,514,612	5,644,090

Operating expenses
Selling expenses	289,265	376,011
Staff expenses	3,395,173	2,855,282
Occupancy expenses	2,365,538	1,567,757
General and administrative	791,469	383,689
New store expenses	108,898	63,150
Depreciation and amortization	448,093	329,794

	7,398,436	5,575,683

Income (loss) from operations	(883,824)	68,407

Other income (expense)
Interest and other income	8,283	200
Abandoned lease projects	(12,528)	600

	(4,245)	800

Net income (loss) attributable to the controlling and non-controlling interests	(888,069)	69,207

Less: Net (income) loss attributable to non-controlling interest	365,748	—

Net income (loss) attributable to stockholders	$(522,321)	$69,207

Net income (loss) per common share, basic and diluted	$(0.09)	$0.01

Weighted average number of common shares outstanding, basic and diluted	5,505,885	6,062,556

*	The weighted average number of common shares outstanding is that of Crumbs Bake Shop, Inc.

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2012	2011
Cash flows from operating activities
Net income (loss)	$(888,069)	$69,207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	448,093	329,794
Abandoned lease projects	12,528	(600)
Stock-based compensation	46,921	—
Deferred rent	230,893	131,931
Changes in operating assets and liabilities:
Trade receivables	(31,738)	(43,333)
Inventories	(59,292)	(64,965)
Prepaid rent	20,384	(66,105)
Other current assets	(267,272)	(80,820)
Deposits	16,592	7,289
Accounts payable and accrued expenses	(776,221)	244,390
Payroll liabilities	210,367	185,279
Sales tax payable	16,800	23,693
Gift cards and certificates outstanding	(18,342)	(7,683)

Net cash provided by (used in) operating activities	(1,038,356)	728,077

Cash flows from investing activities
Purchases of property and equipment	(694,628)	(915,203)
Purchases of intangible assets	(21,476)	(13,785)
Purchases of other assets	(11,200)	(5,010)

Net cash used in investing activities	(727,304)	(933,998)

Cash flows from financing activities
Proceeds from issuance of common stock under equity incentive plan	25	—
Capital distributions	—	(1,393)

Net cash provided by (used in) financing activities	25	(1,393)

Net decrease in cash	(1,765,635)	(207,314)

Cash, beginning of year	5,940,982	655,022

Cash, end of period	$4,175,347	$447,708

Supplemental disclosure of non-cash financing activities
Merger costs financed through accounts payable (See Note 1)	$—	$762,110

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of business and summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp. (“57th Street”), Crumbs Holdings LLC and its wholly-owned subsidiaries (“Holdings”) (together, the “Company”) as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2011.

Reverse Merger

On January 9, 2011, CBS, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Holdings, a Delaware limited liability company, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger, and therefore exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition

Pursuant to the Business Combination Agreement, in February 2011, 57th Street commenced a tender offer, as amended from time to time, to ultimately purchase up to 1,803,607 shares of its issued and outstanding common stock for $9.98 per share, net to the seller in cash without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, as supplemented by the Schedule TO, and the Third Amended and Restated Letter of Transmittal (which together, as amended or supplemented from time to time, constituted the “Offer”). The Offer expired at 5:00 p.m. Eastern time, on May 4, 2011. 57th Street promptly purchased all 1,594,584 shares of its common stock validly tendered and not withdrawn, for an aggregate purchase price of approximately $15,914,000.

Upon consummation of the Merger, the Members of Holdings received consideration in the form of newly issued securities and approximately $22,086,000 in cash. The securities consisted of (i) 4,541,394 New Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which is exchangeable for 4,541,394 shares of CBS common stock, and 641,394 of which Class B Units have been exchanged for shares of CBS common stock) and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Voting Preferred Stock”) issued by CBS (each such share entitling its holder the right to vote 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 64,139.4 of which have been surrendered and cancelled by CBS upon the exchange of 641,394 Class B Units for the 641,394 shares of common stock). In addition, Holdings, as the entity surviving the Merger, received, as a capital contribution from CBS, the sum of approximately $13,725,000 (not including refunds receivable after the closing of the Merger) after giving effect to the retention of approximately $53,000 by CBS for future public company expenses and the payment of approximately $149,000 for CBS’ then outstanding franchise taxes.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of business and summary of significant accounting policies (continued)

Nature of Business

The Company engages in the business of selling a wide variety of cupcakes, cakes, pies, cookies and other baked goods as well as hot and cold beverages. The Company offers these products through its stores, e-commerce division, catering services and wholesale distribution business.

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CBS and Holdings. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Certificates of Deposit

As of March 31, 2012 and December 31, 2011, the Company had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 3). The letters of credit are required as security deposits for certain of the Company’s non-cancellable store operating leases.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash in banks, certificates of deposit and trade receivables. The carrying amounts for cash and cash equivalents, certificates of deposit and trade receivables approximate fair value due to the short term nature of the instruments.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Restricted Stock

Compensation cost for restricted stock is measured using the market price of CBS’ common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

Recently Issued Accounting Standards

The Company does not believe that the adoption of any recently issued accounting standards will have a material impact on its current financial position and results of operations.

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the 2012 presentation. Such reclassifications have no effect on previously reported net income.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At March 31, 2012 and December 31, 2011, inventories were comprised of the following:

	March 31, 2012	December 31, 2011
Packaging inventory	$181,069	$186,688
E-Commerce packaging inventory	154,406	165,629
Merchandise inventory	25,923	27,663
Beverage supply inventory	94,692	78,526
Candy inventory	61,482	—
Store supplies	44,728	44,502

Total	$562,300	$503,008

Packaging and e-commerce packaging inventories consist of labels, boxes, bags and gel packs for packaging and shipping baked goods, while merchandise inventory consists of logoed hats, t-shirts and aprons primarily used as employee uniforms, and mugs, books and plastic tiers for sale in the stores. Beverage supply inventory consists of coffee, tea and flavored syrups, and candy inventory primarily consists of bulk candy sold by weight. Store supplies consist of paper goods, decorating materials, and other miscellaneous supplies purchased in bulk and consumed in daily operations.

3. Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of March 31, 2012 and December 31, 2011, issued and unused letters of credit totaled $637,425. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Member of Holdings. Letters of credit amounting to $539,425 were reserved under this line of credit as of March 31, 2012 and December 31, 2011. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at March 31, 2012 and December 31, 2011. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted Certificates of Deposit,” Note 1).

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Intangible assets

At March 31, 2012, intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$547,338	$(275,737)	$271,601
Website Design	259,064	(145,062)	114,002

Total	$806,402	$(420,799)	$385,603

At December 31, 2011, intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$536,950	$(255,539)	$281,411
Website Design	247,974	(132,346)	115,628

Total	$784,924	$(387,885)	$397,039

Amortization expense was approximately $33,000 for each of the three months ended March 31, 2012 and 2011.

Estimated amortization expense for the next five years, including the remainder of 2012, is:

December 31,	Amount
2012	$99,000
2013	99,000
2014	27,000
2015	14,000
2016	2,000

5. Related party

For the three months ended March 31, 2012 and 2011, the Company paid approximately $0 and $4,400, respectively, in fees, unrelated to audit services, to an accounting firm of which an officer of the Company is a part owner.

For the three months ended March 31, 2012 and 2011, the Company paid approximately $5,175 and $4,900, respectively, in rent to a landlord that is partially owned by an officer of the Company.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Net income (loss) per common share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standards Codification 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three months ended March 31, 2012, warrants to purchase 5,456,300 shares of common stock and non-vested stock awards relating to 252,500 shares of common stock (see Note 7) were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive.

7. Restricted stock

CBS maintains an equity incentive plan (the “Plan”) for the Company’s directors, officers and employees that provides for an aggregate of 338,295 shares of CBS’ common stock to be avabilable for awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards. During the first quarter of 2012, CBS granted 196,500 shares of its common stock as restricted stock awards to eligible employees and 56,000 shares to members of the Board of Directors. The total fair market value of the stock awards is approximately $947,000 based on a grant date fair value of $3.75 per share. The shares are subject to cliff vesting schedules which vary between one and three years.

As of March 31, 2012, 85,795 shares were authorized for future grant under the Plan. Awards that expire or are canceled generally become available for issuance again under the Plan. CBS utilizes newly issued shares of common stock that have been reserved pursuant to the Plan to make restricted stock grants.

The following is a summary of restricted stock activity through March 31, 2012:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining
	Available for	Shares	Grant Date	Term
	Grant	Outstanding	Fair Value	(in years)
Balances as of December 31, 2011	—	—	$—	—

Registered	338,295	—	$—
Granted	252,500	252,500	$3.75
Vested	—	—	$—

Balances as of March 31, 2012	85,795	252,500	$3.75	2.43

Total stock-based compensation expense was $46,921 and $0 for the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation expense related to employees for the three months ended March 31, 2012 was $29,421 and is included in staff expenses in the condensed consolidated statements of operations. Stock-based compensation expense related to board members for the three months ended March 31, 2012 was $17,500 and is included in general and administrative expenses in the condensed consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $900,000 as of March 31, 2012 has a weighted average period of 2.43 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in CBS’ total issued and outstanding common shares.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Stockholders’ equity

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

Staff expenses related to this stock-based compensation was recorded in connection with the transaction in the amount of $1,877,650, the value of the First Tranche, calculated based upon the price of a share of CBS stock on November 14, 2011. When the Second Tranche vests in November 2012, additional non-cash staff expenses related to this stock-based compensation of $1,877,650 will be recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended as a review of significant factors affecting CBS’ financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2011.

CBS is a Delaware corporation organized in October 2009 under the name 57th Street General Acquisition Corp. (“57th Street”). 57th Street was organized as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. On January 9, 2011, 57th Street, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Holdings, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the Merger as a non-wholly owned subsidiary of CBS (the “Merger”). Following the Merger, in October 2011, 57th Street changed its name to Crumbs Bake Shop, Inc. to reflect the nature of its business more accurately.

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

As of March 31, 2012, there were 51 Crumbs Bake Shop stores operating in seven states and Washington, D.C., including 20 stores in Manhattan, New York. Of the total stores, 15 were opened in 2011. Crumbs’ sales are primarily conducted through its stores in New York, California, Illinois, Connecticut, New Jersey, Virginia, Washington, D.C and Massachusetts. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business and catering services. Crumbs’ e-commerce division at http://www.crumbs.com permits cupcakes to be shipped nationwide. In light of the decline in operating performance at a number of Crumbs’ stores, management continues to evaluate and, as necessary, address weaknesses and implement improvements in Crumbs’ operations and growth strategies as part of its efforts to maximize overall profitability and shareholder value.

Results of Operations and Known Trends

Crumbs’ results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Income/(Loss)

For the three months ended March 31, 2012, Crumbs recorded a net loss attributable to common stockholders of $(0.52) million, or basic and diluted net loss per common share of $(.09), compared to net income available to common stockholders of $0.07, or basic and diluted net income per common share of $.01 for the same period of 2011. The change resulted from a decrease in net sales and increases in cost of sales and operating expenses.

Net Sales

Net sales for the three months ended March 31, 2012 were $11.28 million compared to $9.72 million for the three months ended March 31, 2011, an increase of 16.0%. The increase in net sales was attributable to additional store openings, offset by decreases in same store sales at a number of stores opened before 2011.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business for the three months ended March 31, 2012 were $0.48 million compared to $0.66 million for the three months ended March 31, 2011, a 27.3% decrease. The decrease was primarily attributable to a decrease in net sales from Crumbs’ e-commerce division and wholesale distribution business.

During the three months ended March 31, 2012, cupcakes represented 78.1% of net sales compared to 77.5% for the three months ended March 31, 2011. Other baked goods sales from cookies, cakes, pies, brownies, muffins and assorted pastries for the three months ended March 31, 2012 represented 10.7% of net sales compared to 11.8% for the three months ended March 31, 2011. The stores also sell beverages, including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. During the three months ended March 31, 2012, beverages represented 9.9% of Crumbs’ net sales compared to 8.1% for the three months ended March 31, 2011.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of March 31, 2012, Crumbs had relationships with one commercial bakery in each of New York, Los Angeles, Northern Virginia and Chicago. Beverage materials and packaging are purchased from both national and local suppliers. The e-commerce division utilizes a third party in New York for both shipping and handling.

Cost of sales for the three months ended March 31, 2012 were $4.76 million compared to $4.07 million for the three months ended March 31, 2011, an increase of 17.0%. The increase was primarily attributable to store openings that occurred in the second half of 2011. Cost of sales as a percentage of net sales for the three months ended March 31, 2012 were 42.2% compared to 41.9% for the three months ended March 31, 2011. The increase was primarily attributable to increases in promotional incentives.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, advertising (most of Crumbs’ advertising expenses are related to the e-commerce division), kosher certification fees and product promotional giveaways.

Selling expenses for the three months ended March 31, 2012 were $0.29 million compared to $0.38 million for the three months ended March 31, 2011, a decrease of 23.7%. This decrease was due to a reduction in public relations fees in 2012 and the elimination of product giveaway expenses incurred in 2011 during investor presentations related to the Merger. Selling expenses as a percentage of net sales were 2.6% for the three months ended March 31, 2012 compared to 3.9% for the three months ended March 31, 2011.

Staff expenses include salaries and wages for both store employees and corporate positions, guaranteed payments made prior to the Merger in 2011, employment taxes, medical insurance and workers compensation insurance.

Staff expenses for the three months ended March 31, 2012 were $3.40 million compared to $2.86 million for the three months ended March 31, 2011, an increase of 18.9%. Staff expenses as a percentage of net sales for the three months ended March 31, 2012 were 30.1% compared to 29.4% for the three months ended March 31, 2011. The increase was attributable to the addition of corporate staff members and the addition of staff for new stores opened in the second half of 2011 and the first quarter of 2012.

Staff expenses of $2.39 million were attributable to store staff for the three months ended March 31, 2012 compared to $2.06 million for the three months ended March 31, 2011, an increase of 16.0%. Store staff expenses as a percentage of store net sales were 21.2% for each of the three month periods ended March 31, 2012 and March 31, 2011.

Occupancy expenses are primarily attributable to Crumbs’ stores and corporate office leases. The leases range in term from three to 15 years, many with options to extend to 20 years. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases. This treatment causes a non-cash expense in the early years of these leases that reverses in the later years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance, advertising and commissions, are included in occupancy expenses. Other expenses, such as utilities, cleaning, licenses, maintenance, property and liability insurance are also included in occupancy expenses.

Occupancy expenses for the three months ended March 31, 2012 were $2.37 million compared to $1.57 million for the three months ended March 31, 2011, an increase of 51.0%. Occupancy expenses as a percentage of net sales for the three months ended March 31, 2012 were 21.0% compared to 16.2% for the three months ended March 31, 2011. Occupancy expense increases were primarily related to lease expenses associated with the opening of 14 additional stores since March 31, 2011. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses. Post-opening lease expenses were $1.90 million for the three months ended March 31, 2012 compared to $1.22 million for the three months ended March 31, 2011, an increase of 55.7%.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses for the three months ended March 31, 2012 were $0.11 million compared to $0.06 million for the three months ended March 31, 2011, an increase of 83.3%. New store expenses as a percentage of net sales were 1.0% for the three months ended March 31, 2012 compared to 0.6% for the three months ended March 31, 2011.

General and administrative expenses primarily include corporate expenses, such as public company operating expenses, office supplies, travel, professional fees and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses for the three months ended March 31, 2012 were $0.79 million compared to $0.38 million for the three months ended March 31, 2011, an increase of 107.9%. General and administrative expenses as a percentage of net sales for the three months ended March 31, 2012 were 7.0% compared to 3.9% for the three months ended March 31, 2011. The increase was primarily attributable to public company costs and professional fees.

Depreciation and amortization expenses for the three months ended March 31, 2012 were $0.45 million compared to $0.33 million for the three months ended March 31, 2011, an increase of 36.0%. Depreciation and amortization expenses as a percentage of net sales for the three months ended March 31, 2012 were 4.0% compared to 3.4% for the three months ended March 31, 2011. Depreciation and amortization expenses increased primarily as a result of new store additions in the second half of 2011 and the first quarter of 2012, including related lease review and negotiation fees.

General Economic Trends and Seasonality

Crumbs’ results of operations are generally affected by the economic trends in its market areas due to the dependence on its customers’ discretionary spending. Weakness in the national or regional economy in its market areas, combined with other factors including inflation, labor and healthcare costs and availability of suitable locations for its stores, may negatively impact its business. If consumer activities associated with the consumption of its products decline or the business activities of its corporate customers decrease, then its net sales and sales volumes may decline.

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

Liquidity and Capital Resources

As a result of the Merger in 2011, CBS contributed approximately $13.7 million to Holdings. Crumbs’ primary source of liquidity is cash from the sale of baked goods, beverages and merchandise. Crumbs’ primary uses of cash are cost of sales, operating expenses and capital expenditures.

As of March 31, 2012, Crumbs’ working capital was approximately $3.88 million compared to $4.74 million at December 31, 2011. Crumbs believes it has sufficient capital resources to meet its future liquidity needs.

Cash Flows

Crumbs’ net cash used in operating activities was $1.04 million during the three months ended March 31, 2012 compared to $0.73 million provided by operating activities during the three months ended March 31, 2011. The increase in operating cash outflows in 2012 was primarily due to operating expense increases, the prepayment of annual liability and directors and officers insurance policies totaling $0.21 million, a reduction in accounts payable of $0.12 million related to the packaging, fulfillment and shipping of holiday e-commerce orders during December 2011, and a reduction in accounts payable of $0.31 million related to December 2011 store construction costs.

Net cash used in investing activities during the three months ended March 31, 2012 was $0.73 million compared to $0.93 million during the three months ended March 31, 2011. Investing cash outflows consisted primarily of total costs related to three new stores for the three months ended March 31, 2012 and consisted primarily of costs related to five new stores and construction in progress related to one store for the three months ended March 31, 2011.

Off-Balance Sheet Arrangements

Crumbs has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

CBS’ critical accounting policies are identified and described in its Annual Report on Form 10-K for the year ended December 31, 2011. CBS believes that there have been no changes in its critical accounting policies since they were last disclosed.

Recent Accounting Pronouncements

Crumbs has evaluated recent accounting pronouncements and does not believe the adoption of any recently issued accounting standards will have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

CBS maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in CBS’ reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including CBS’ principal executive officer (“PEO”) and the principal accounting and financial officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2012 was carried out under the supervision and with the participation of CBS’ management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, has concluded that its disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2012, there was no change in CBS’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1A.	RISK FACTORS

The risks and uncertainties to which Crumbs’ financial condition and results of operations are subject are discussed in detail in Item 1A of Part I of CBS’ Annual Report on Form 10-K for the year ended December 31, 2011. Management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that immediately follows the signatures hereto, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBS has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUMBS BAKE SHOP, INC.

Date: May 15, 2012	By:	/s/ Julian R. Geiger
Julian R. Geiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ John D. Ireland
John D. Ireland
Senior Vice President-Finance, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement between Crumbs Holdings, LLC and GCD Consultants, LLC dated January 18, 2012 (incorporated by reference to Exhibit 10.1 of CBS’ Current Report on Form 8- K, filed with the SEC on January 20, 2012)

10.2	Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to CBS’ Current Report on Form 8-K, filed with the SEC on February 15, 2012)

10.3.	Employee Pay-for-Performance Bonus Plan (incorporated by reference to Exhibit 99.2 to CBS’ Current Report on Form 8-K, filed with the SEC on February 15, 2012)

10.4	Form of Restricted Stock Agreement (filed herewith)

31.1	Section 302 CEO Certification (filed herewith)

31.2	Section 302 CFO Certification (filed herewith)

32.1	Section 906 Certifications (furnished herewith)

101.INS	Instance Document (furnished herewith)

101.SCH	Schema Document (furnished herewith)

101.CAL	Calculation Linkbase Document (furnished herewith)

101.DEF	Definition Linkbase Document (furnished herewith)

101.LAB	Labels Linkbase Document (furnished herewith)

101.PRE	Presentation Linkbase Document (furnished herewith)