Form 10-Q
period 2012-06-30
Crumbs Bake Shop, Inc.
filed 2012-08-14
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, the registrant had 5,787,385 shares of Common Stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets
Cash	$3,120,830	$5,940,982
Trade receivables	318,493	405,519
Inventories	564,952	503,008
Prepaid rent	524,440	621,184
Other current assets	479,898	196,975
Total current assets	5,008,613	7,667,668

Property and equipment, net	12,586,908	12,398,749

Other assets
Deferred tax asset	4,808,500	4,808,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	393,761	397,039
Deposits	291,553	318,024
Other	146,632	104,906
Total other assets	6,313,446	6,301,469

	$23,908,967	$26,367,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,539,347	$2,431,924
Payroll liabilities	211,450	250,307
Sales tax payable	166,072	69,063
Gift cards and certificates outstanding	165,961	179,563
Total current liabilities	2,082,830	2,930,857

Long-term liabilities
Deferred rent	3,425,838	3,030,182
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750
Total liabilities	7,895,418	8,347,789

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
390,000 shares issued and outstanding at June 30, 2012
and December 31, 2011	39	39
Common stock, $0.0001 par value; 100,000,000 shares authorized;
7,371,969 shares issued, 5,777,385 outstanding at June 30, 2012 and
7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	737	710
Additional paid-in capital	30,427,228	30,264,456
Accumulated deficit	(5,540,286)	(4,253,042)
Treasury stock, at cost	(15,913,948)	(15,913,948)
Total Crumbs Bake Shop, Inc. stockholders' equity	8,973,770	10,098,215
Non-controlling interest	7,039,779	7,921,882
Total stockholders' equity	16,013,549	18,020,097

	$23,908,967	$26,367,886

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$11,080,954	$10,294,163	$22,358,048	$20,012,768

Cost of sales	4,775,068	4,351,477	9,537,550	8,425,990

Gross profit	6,305,886	5,942,686	12,820,498	11,586,778

Operating expenses
Selling expenses	397,065	442,582	686,330	818,592
Staff expenses	3,349,667	3,264,738	6,744,840	6,120,020
Occupancy expenses	2,426,853	1,705,541	4,792,391	3,273,298
General and administrative	838,294	627,188	1,629,763	1,010,877
New store expenses	72,092	51,122	180,991	114,273
Depreciation and amortization	466,920	345,405	915,013	675,199

	7,550,891	6,436,576	14,949,328	12,012,259

Loss from operations	(1,245,005)	(493,890)	(2,128,830)	(425,481)

Other income (expense)
Interest and other income	9,589	73	17,873	272
Loss on disposal of assets	(13,841)	-	(13,841)	-
Abandoned lease projects	(32,021)	(14,044)	(44,549)	(13,444)

	(36,273)	(13,971)	(40,517)	(13,172)

Net loss attributable to the controlling and
non-controlling interests	(1,281,278)	(507,861)	(2,169,347)	(438,653)

Less: Net loss attributable to
non-controlling interests	516,355	210,559	882,103	181,866

Net loss attributable to stockholders	$(764,923)	$(297,302)	$(1,287,244)	$(256,787)

Net loss per common share, basic and diluted	$(0.14)	$(0.06)	$(0.23)	$(0.05)

Weighted average number of common shares
outstanding, basic and diluted	5,505,885	5,141,082	5,505,885	5,599,274

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2012	2011

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(2,169,347)	$(438,653)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	915,013	675,199
Loss on disposal of assets	13,841	-
Abandoned lease projects	44,549	13,444
Stock-based compensation	162,772	-
Deferred rent	395,656	347,512
Changes in operating assets and liabilities:
Trade receivables	87,026	(53,016)
Inventories	(61,944)	(153,472)
Prepaid rent	96,744	(141,507)
Other current assets	(282,923)	(326,811)
Deposits	26,471	(4,099)
Accounts payable and accrued expenses	(999,451)	(1,050,651)
Payroll liabilities	(38,857)	58,854
Sales tax payable	97,009	22,059
Gift cards and certificates outstanding	(13,602)	4,428

Net cash used in operating activities	(1,727,043)	(1,046,713)

Cash flows from investing activities
Purchase of restricted certificate of deposit	-	(575,000)
Purchases of property and equipment	(1,019,185)	(1,147,062)
Purchases of intangible assets	(37,751)	(30,879)
Purchases of other assets	(36,200)	(14,210)

Net cash used in investing activities	(1,093,136)	(1,767,151)

Cash flows from financing activities
Proceeds retained from reverse merger	-	13,752,985
Proceeds from issuance of common stock under equity incentive plan	27	-
Capital distributions	-	(79,657)

Net cash provided by financing activities	27	13,673,328

Net increase (decrease) in cash	(2,820,152)	10,859,464

Cash, beginning of year	5,940,982	655,022

Cash, end of period	$3,120,830	$11,514,486

Supplemental disclosure of non-cash financing activities
Net assets acquired in reverse merger	$-	$2,087,468

Exchange of New Class B Exchangeable Units for common stock of the Company	$-	$1,423,895

Payables related to capital expenditures	$106,874	$116,028

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of business and summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp. (“57th Street”), Crumbs Holdings LLC and its wholly-owned subsidiaries (“Holdings”) (together, the “Company”) as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifcation (“ASC”) Topic 270, “Interim Reporting,” and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes required for annual financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

Restricted Certificates of Deposit

As of June 30, 2012 and December 31, 2011, the Company had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 3). The letters of credit are required as security deposits for certain of the Company’s non-cancellable store operating leases.

Tax Receivable Agreement

Holdings intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of Class B Units for shares of CBS common stock occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of Class B Units. As a result of both the initial purchase of Class B Units from the Members in connection with the Merger and these subsequent exchanges, CBS will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Class B Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that CBS would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

CBS entered into a tax receivable agreement with Holdings that will provide for the payment by CBS to the Members of up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to the Company entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the tax receivable agreement as part of the Geiger Employment Agreement (see Note 9). For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of Holdings (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.

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

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the 2012 presentation. Such reclassifications have no effect on previously reported net loss.

2.	Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At June 30, 2012 and December 31, 2011, inventories were comprised of the following:

	June 30, 2012	December 31, 2011
Packaging inventory	$205,366	$186,688
E-Commerce packaging inventory	180,551	165,629
Merchandise inventory	22,799	27,663
Beverage supply inventory	85,972	78,526
Candy inventory	33,260	-
Store supplies	37,004	44,502
Total	$564,952	$503,008

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

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of June 30, 2012 and December 31, 2011, issued and unused letters of credit totaled $637,425. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Member of Holdings. Letters of credit amounting to $539,425 were reserved under this line of credit as of June 30, 2012 and December 31, 2011. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at June 30, 2012 and December 31, 2011. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted Certificates of Deposit,” Note 1).

4.	Income taxes

The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various states. Generally, the Company is subject to income tax examinations by major taxing authorities since inception. The Company may be subject to potential examination by U.S. federal or states’ authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. The Company does not expect that the total amount of unrecognized tax benefits, if any, will materially change over the next six months.

At the date of the Merger, the Company recorded a deferred tax asset of approximately $9,547,000 for estimated income tax effects of the increase in tax basis of the purchased interests and future projected payments under the tax receivable agreement. An additional deferred tax asset of approximately $35,000 was recorded in 2011 for estimated local income tax effects of the Company’s net loss for the year ended December 31, 2011. The Company had a net deferred tax asset of approximately $4,808,000 at June 30, 2012 and December 31, 2011, which can be utilized to offset future taxable income through 2026.

5.	Intangible assets

At June 30, 2012, intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$547,338	$(295,884)	$251,454
Website Design	300,338	(158,031)	142,307

Total	$847,676	$(453,915)	$393,761

 At December 31, 2011, intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$536,950	$(255,539)	$281,411
Website Design	247,974	(132,346)	115,628

Total	$784,924	$(387,885)	$397,039

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Intangible assets (continued)

Amortization expense was approximately $33,000 and $66,000, respectively, for each of the three and six months ended June 30, 2012 and was $33,000 and $65,000, respectively, for the three and six months ended June 30, 2011.

Estimated amortization expense for the next five years, including the remainder of 2012, is:

December 31,	Amount
2012	$66,000
2013	99,000
2014	27,000
2015	14,000
2016	2,000

6.	Related party

For the three and six months ended June 30, 2011, the Company paid $0 and $4,500, respectively, in fees, unrelated to audit services, to an accounting firm of which an officer of the Company is a part owner. No similar payments have been made in 2012.

For the three and six months ended June 30, 2012, the Company paid approximately $5,200 and $10,500, respectively, in rent to a landlord that is partially owned by an officer of the Company, compared to $5,200 and $10,000, respectively, for the three and six months ended June 30, 2011.

7.	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three and six months ended June 30, 2012 and 2011, warrants to purchase 5,456,300 shares of common stock were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive. In addition, for the three and six months ended June 30, 2012, non-vested stock awards relating to 271,500 shares of common stock (see Note 8) were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive.

8.	Restricted stock

CBS maintains an equity incentive plan (the “Plan”) for the Company’s directors, officers and employees that provides for an aggregate of 1,038,295 shares of CBS’ common stock to be avabilable for awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards. At the Annual Meeting of Stockholders of CBS in June 2012, the stockholders approved an amendment to the Plan to increase by 700,000, from 338,295 to 1,038,295, the number of shares of common stock that may be issued thereunder, which CBS intends to register during the third quarter of 2012. During the three and six months ended June 30, 2012, CBS granted 20,500 and 217,000 shares, respectively, of its common stock as restricted stock awards to eligible employees and 0 and 56,000 shares, respectively, to members of the Board of Directors. There were no shares of common stock granted during the three and six months ended June 30, 2011. During the three months ended June 30, 2012, 1,500 shares of restricted stock awards were forfeited before completion of applicable vesting provisions. The total fair market value of the stock awards outstanding is approximately $996,000 based on a weighted average grant date fair value of $3.67 per share. The shares are subject to cliff vesting schedules which vary between one and three years.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Restricted stock (continued)

As of June 30, 2012, 766,795 shares were authorized for future grant under the Plan. Awards that expire or are canceled generally become available for issuance again under the Plan. CBS utilizes newly issued shares of common stock that have been reserved pursuant to the Plan to make restricted stock grants.

The following is a summary of restricted stock activity through June 30, 2012:

			Weighted	Average
	Shares	Number of	Average	Remaining
	Available for	Shares	Grant Date	Term
	Grant	Outstanding	Fair Value	(in years)
Balances as of December 31, 2011	-	-	$-	-
Authorized	1,038,295	-	$-
Granted	(273,000)	273,000	$3.67
Forfeited	1,500	(1,500)	$3.75
Vested	-	-	$-
Balances as of June 30, 2012	766,795	271,500	$3.67	2.22

Total stock-based compensation expense was approximately $116,000 and $163,000, respectively, for the three and six months ended June 30, 2012 and $0 for both the three and six months ended 2011. For the three and six months ended June 30, 2012, stock-based compensation expense related to employees was $63,500 and $93,000, respectively, and was $0 for both the three and six months ended June 30, 2011. For the three and six months ended June 30, 2012, stock-based compensation expense related to board members was $52,500 and $70,000, respectively, and $0 for both the three and six months ended June 30, 2011. Stock-based compensation expense related to employees is included in staff expenses in the condensed consolidated statements of operations, and stock-based compensation expense related to board members is included in general and administrative expenses in the condensed consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $834,000 as of June 30, 2012 has a weighted average period of 2.22 years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in CBS’ total issued and outstanding common shares.

9.	Stockholders’ equity

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Stockholders’ equity (continued)

On November 14, 2011, the Company entered into an employment agreement with Julian R. Geiger (the “Geiger Employment Agreement”) pursuant to which Mr. Geiger will serve as President and Chief Executive Officer of the Company commencing November 14, 2011 (the “Effective Date”) and continuing through December 31, 2013. Pursuant to the Geiger Employment Agreement, Mr. Geiger shall receive no salary nor participate in any bonus plan of the Company that may be in effect during the term of the agreement. The Company agreed that promptly following execution of the Geiger Employment Agreement, Holdings would grant to him 799,000 Class B Units and CBS would grant to him 79,900 shares of Series A Preferred Stock, subject to the following vesting provisions:

•	50% of the 799,000 Class B Units and of the 79,900 shares of the Series A Preferred Stock shall vest as of the Effective Date (such securities, the “First Tranche”); and

•	the remaining 50% of the 799,000 Class B Units and of the 79,900 shares of Series A Preferred Stock shall vest in November 2012 (such securities, the “Second Tranche”).

Concurrent with the execution of the Geiger Employment Agreement, EHL Holdings LLC and Bauer Holdings, Inc. (formerly Crumbs, Inc.) agreed to forfeit an aggregate of 799,000 Class B Units and 79,900 share of the Series A Voting Preferred Stock.

In 2011, staff expenses related to this stock-based compensation was recorded in connection with the transaction in the amount of $1,877,650, the value of the First Tranche, calculated based upon the price of a share of CBS stock on November 14, 2011. When the Second Tranche vests in November 2012, additional non-cash staff expenses related to this stock-based compensation of $1,877,650 will be recorded.

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

CBS, through its consolidated subsidiary, Holdings, a Delaware limited liability company, engages in the business of selling a wide variety of cupcakes, cakes, pies, cookies and other baked goods as well as hot and cold beverages under the trade name Crumbs Bake Shop. Cupcake sales have historically comprised the majority of Crumbs’ business. Crumbs believes its baked goods appeal to a wide demographic of customers who span a broad range of socio-economic classes. Crumbs operates in urban, suburban, commercial, and residential markets. More recently, it has expanded into transportation hubs, such as Union Station in Washington, D.C. and Newark Liberty International Airport in Newark, New Jersey, and mall-based centers, such as Queens Center in Elmhurst, New York.

As of June 30, 2012, there were 51 Crumbs Bake Shop stores operating in seven states and Washington, D.C., including 20 stores in Manhattan, New York. Of the total stores, 15 were opened in 2011. Crumbs’ sales are primarily conducted through its stores in New York, California, Illinois, Connecticut, New Jersey, Virginia, Washington, D.C and Massachusetts. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business and catering services. Crumbs’ e-commerce division at http://www.crumbs.com ships cupcakes nationwide. In light of the decline in operating performance at a number of Crumbs’ stores, management continues to evaluate and, as necessary, address weaknesses and implement improvements in Crumbs’ operations and growth strategies as part of its efforts to maximize overall profitability and shareholder value.

Recent Developments

                On August 3, 2012, CBS entered into an agreement with Starbucks Corporation to bring Starbucks® brewed coffees, teas and espresso-based drinks to all Crumbs locations. This business relationship with Starbucks will make Crumbs the largest national retailer to be included in Starbucks’ We Proudly Serve program, which provides Starbucks-branded beverages, food, and other products to audiences outside of Starbucks’ company-operated retail stores. Starbucks beverages will first be made available at all Crumbs stores in the New York area beginning in September 2012, and will then be rolled out to all other Crumbs locations. Crumbs expects that the availability of Starbucks drinks in its stores will increase its beverage business and will increase demand of its baked goods. There can be no assurance, however, that this new relationship will have the impacts anticipated by management.

Results of Operations and Known Trends

Crumbs’ results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Loss

For the three and six months ended June 30, 2012, Crumbs recorded a net loss attributable to common stockholders of $(0.76) million and $(1.29) million, respectively, or basic and diluted net loss per common share of $(0.14) and $(0.23), respectively, compared to a net loss attributable to common stockholders of $(0.30) million and $(0.26) million, respectively, or basic and diluted net loss per common share of $(0.06) and $(0.05), respectively, for the three and six months ended June 30, 2011.

Net Sales

Net sales for the three and six months ended June 30, 2012 were $11.08 million and $22.36 million, respectively, an increase of 7.7% and 11.7%, as compared to $10.29 million and $20.01 million, respectively, for the same periods in 2011. The increases in net sales were attributable to additional store openings, offset by decreases in same store sales at a number of stores opened before 2011.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business for the three and six months ended June 30, 2012 were $0.47 million and $0.94 million, respectively, a decrease of 23.0% and 26.0%, as compared to $0.61 million and $1.27 million, respectively, for the same periods in 2011. The decreases were primarily attributable to decreases in net sales from Crumbs’ e-commerce division and wholesale distribution business.

During the three and six months ended June 30, 2012, cupcakes represented 77.2% and 77.7%, respectively, of net sales compared to 76.6% and 77.0%, respectively, for the same periods in 2011. Other baked goods sales from cookies, cakes, pies, brownies, muffins and assorted pastries for the three and six months ended June 30, 2012 represented 10.4% and 10.6%, respectively, of net sales compared to 11.8% for both of the same periods in 2011. The stores also sell beverages, including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. During the three and six months ended June 30, 2012, beverages represented 10.5% and 10.2%, respectively, of Crumbs’ net sales compared to 9.4% and 8.8%, respectively, for the same periods in 2011.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of June 30, 2012, Crumbs had relationships with one commercial bakery in each of New York, Los Angeles, Northern Virginia and Chicago. Beverage materials and packaging are purchased from both national and local suppliers. The e-commerce division utilizes a third party in New York for both shipping and handling.

Cost of sales for the three and six months ended June 30, 2012 were $4.78 million and $9.54 million, respectively, a 9.9% and 13.2% increase, as compared to $4.35 million and $8.43 million, respectively, for the same periods in 2011. The increases were primarily attributable to store openings that occurred in the second half of 2011, offset by decreases in costs at a majority of the stores opened prior to 2011. Cost of sales as a percentage of net sales for the three and six months ended June 30, 2012 were 43.1% and 42.7%, respectively, as compared to 42.3% and 42.1%, respectively, for the same periods in 2011. The increases were primarily attributable to increases in promotional incentives.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, promotional displays, advertising, kosher certification fees and product promotional giveaways.

Selling expenses for the three and six months ended June 30, 2012 were $0.40 million and $0.69 million, respectively, a 9.1% and 15.9% decrease, as compared to $0.44 million and $0.82 million, respectively, for the same periods in 2011. The decreases were due to reductions in public relations fees in 2012, reductions in kosher certification fees and the elimination of product giveaway expenses incurred in 2011 during investor presentations related to the Merger. Selling expenses as a percentage of net sales for the three and six months ended June 30, 2012 were 3.6% and 3.1%, respectively, as compared to 4.3% and 4.1%, respectively, for the same periods in 2011.

Staff expenses include salaries and wages for both store employees and corporate positions, guaranteed payments made prior to the Merger in 2011, employment taxes, medical insurance and workers compensation insurance.

Staff expenses for the three and six months ended June 30, 2012 were $3.35 million and $6.74 million, respectively, a 2.8% and 10.1% increase, as compared to $3.26 million and $6.12 million, respectively, for the same periods in 2011. The increases were attributable to the addition of corporate staff members and the addition of staff for new stores opened in the second half of 2011 and the first quarter of 2012. Staff expenses as a percentage of net sales for the three and six months ended June 30, 2012 were 30.2% and 30.1%, respectively, as compared to 31.7% and 30.6%, respectively, for the same periods in 2011.

Staff expenses of $2.23 million and $4.62 million were attributable to store staff for the three and six months ended June 30, 2012, an increase of 0.9% and 8.2%, as compared to $2.21 million and $4.27 million for the same periods in 2011. Store staff expenses as a percentage of store net sales for the three and six months ended June 30, 2012 were 21.0% and 21.6%, respectively, as compared to 22.8% for both of the same periods in 2011.

Occupancy expenses are primarily attributable to Crumbs’ stores and corporate office leases. The original lease terms range from three to 15 years, many with options to extend to 20 years. Most lease agreements contain rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions, and many contain tenant improvement allowances. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases. This treatment causes a non-cash expense in the early years of these leases that reverses in the later years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance, advertising and commissions, are included in occupancy expenses. Other expenses, such as utilities, cleaning, licenses, maintenance, property and liability insurance are also included in occupancy expenses.

Occupancy expenses for the three and six months ended June 30, 2012 were $2.43 million and $4.79 million, respectively, a 42.1% and 46.5% increase, as compared to $1.71 million and $3.27 million, respectively, for the same periods in 2011. Occupancy expenses as a percentage of net sales for the three and six months ended June 30, 2012 were 21.9% and 21.4%, respectively, as compared to 16.6% and 16.3% for the same periods in 2011. Occupancy expense increases were primarily related to lease expenses associated with the opening of 16 additional stores over the past 12 months. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses. Post-opening lease expenses for the three and six months ended June 30, 2012 were $1.93 million and $3.83 million, respectively, an increase of 46.2% and 50.8%, as compared to $1.32 million and $2.54 million, respectively, for the same periods in 2011.

General and administrative expenses primarily include corporate expenses, such as public company operating expenses, office supplies, travel, professional fees and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses for the three and six months ended June 30, 2012 were $0.84 million and $1.63 million, respectively, a 33.3% and 61.4% increase, as compared to $0.63 million and $1.01 million, respectively, for the same periods in 2011. General and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2012 were 7.6% and 7.3%, respectively, compared to 6.1% and 5.0% for the same periods in 2011. The increase was primarily attributable to public company costs and professional fees.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses for the three and six months ended June 30, 2012 were $0.07 million and $0.18 million, respectively, an increase of 40.0% and 63.6%, as compared to $0.05 million and $0.11 million, respectively, for the same periods in 2011. New store expenses as a percentage of net sales were 0.6% and 0.8%, respectively, for the three and six months ended June 30, 2012 compared to 0.5% for both of the same periods in 2011. The increases were primarily attributable to costs associated with one store scheduled to open later this year.

Depreciation and amortization expenses for the three and six months ended June 30, 2012 were $0.47 million and $0.92 million, respectively, an increase of 34.3% and 35.3%, as compared to $0.35 million and $0.68 million, respectively, for the same periods in 2011. Depreciation and amortization expenses as a percentage of net sales for the three and six months ended June 30, 2012 were 4.2% and 4.1%, respectively, as compared to 3.4% for both of the same periods in 2011. Depreciation and amortization expenses increased primarily as a result of new store additions in the second half of 2011 and the first quarter of 2012, including related lease review and negotiation fees.

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

In addition, Crumbs’ sales peak throughout the year on certain holidays/events such as Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving and Christmas/Hanukkah. The timing of these holidays in a particular year could impact quarterly results.

Liquidity and Capital Resources

As a result of the Merger in 2011, CBS contributed approximately $13.7 million to Holdings. Aside from this initial capitalization, Holdings’ primary source of liquidity has been, and is, cash from the sale of baked goods and beverages. Holdings’ primary uses of cash are cost of sales, operating expenses and capital expenditures, including expenditures associated with the construction and opening of new stores.

During the last six months, management has identified and instituted six key initiatives which it believes will improve the financial performance of the Company, bolster the image of the Crumbs brand, and position Crumbs to grow in a more predictable and profitable manner. These initiatives contemplate special attention being paid to corporate structure, supply chain management, identification of real estate opportunities relating to existing and new stores, the frequent introduction of new cupcakes, and a wide sweeping improvement in customer interaction. To implement these initiatives effectively and maximize the benefits that management believes will result from those initiatives, the decision has been made that it is necessary and desirable to accelerate the velocity of new store openings. This acceleration will require working capital in greater amounts and over a shorter period of time than contemplated under Crumbs’ recent growth strategy.

As of June 30, 2012, Crumbs had approximately $2.93 million in cash and other current assets, net of current liabilities, which could be used to fund working capital needs, compared to $4.74 million at December 31, 2011. Unless Crumbs can generate a significant increase in cash from sales, it will need to raise additional capital through public or private financings to fund management’s accelerated store growth strategy. Crumbs is currently consulting with nationally-recognized financial advisors for the purpose of investigating opportunities for raising the additional capital that management believes will be needed to fund Crumbs’ strategies for the remainder of 2012 and 2013.

Cash Flows

Crumbs’ net cash used in operating activities was $1.73 million and $1.05 million, respectively, during the six months ended June 30, 2012 and 2011. The increase in operating cash outflows was primarily attributable to an increase in operating expenses disproportionate to the increase in sales for the period. The increase in cash outflows was partially offset by receivable collections and the usage of inventory and application of rent paid in prior periods.

Net cash used in investing activities during the six months ended June 30, 2012 and 2011 was $1.09 million and $1.77 million, respectively. Investing cash outflows consisted primarily of costs related to three new stores, construction in progress related to two stores and corporate computer equipment purchases for the six months ended June 30, 2012. For the six months ended June 30, 2011, investing cash outflows consisted primarily of costs related to five new stores and construction in progress related to two stores.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2012 was carried out under the supervision and with the participation of CBS’ management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, has concluded that its disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2012, there was no change in CBS’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

The risks and uncertainties to which Crumbs’ financial condition and results of operations are subject are discussed in detail in Item 1A of Part I of CBS’ Annual Report on Form 10-K for the year ended December 31, 2011. Management does not believe that any material changes in these risk factors have occurred since they were last disclosed, except as follows:

Crumbs has limited working capital and may need to raise additional capital in the future. If Crumbs fails to obtain sufficient additional capital as and when needed, it may be unable to continue or expand its current level of operations and/or fully realize on its growth and business strategies.

Crumbs’ future capital needs will depend on various factors, such as market acceptance of its existing products and any new products that it develops, marketing and sales costs, its ability to reduce operating expenses, and the extent to which it implements its growth and business strategies. None of these factors can be predicted with any certainty.

Unless Crumbs can generate a significant increase in cash from sales, it will not have the financial resources needed to fully implement its growth and business strategies. In that case, Crumbs will need to raise additional capital through public or private financings. If Crumbs were to obtain additional capital through borrowings from third parties, then it would have to pay interest, it could be required to pledge its assets to secure such borrowings, and it could have to agree to financial or other restrictive covenants that would not be favorable to Crumbs. These factors could put a strain on working capital, restrict Crumbs’ operations and/or ability to fully implement its growth strategy, restrict Crumbs’ ability to raise additional capital in other financings, and/or restrict Crumbs’ ability to pay dividends on its outstanding securities. If CBS were to raise additional funds through the sale of equity securities, such as additional shares of common stock, then the ownership and financial interests of existing stockholders could be diluted or otherwise materially and adversely impacted. If CBS were to sell debt or preferred securities, then it might be required to pay regular dividends or make other distributions, which could put a strain on cash flow and reduce cash available for operations and growth. Moreover, any debt or preferred securities issued to secure additional capital could have rights, preferences and privileges that are senior to the rights, preferences and privileges of CBS’ existing securities. The amount of capital that could be raised through the sale of securities would depend on the price at which such securities can be sold, and there can be no assurance that CBS will be able to sell such securities at prevailing market prices. Furthermore, CBS’ ability to sell securities could be subject to, or limited by, the rules of the NASDAQ Stock Market, including the rule that requires stockholder approval of securities issuances under certain circumstances. A meeting of stockholders would delay CBS’ efforts to raise capital, which could impact the price or prices at which it is able to sell securities and, thus, the amount of capital that could be raised, and would require certain expenditures related to holding the meeting and soliciting proxies. Any of these factors could have a material and adverse impact on Crumbs’ results of operations and financial condition. Crumbs’ ability to raise additional capital will depend on its results of operations and the status of various capital markets at the time such additional capital is sought. As a result of the foregoing, there can be no assurance that capital will be available to Crumbs from any particular source or at all, or at the times, in the amounts or on terms that are acceptable to Crumbs. If Crumbs is unable to raise additional capital at the times or in the amounts needed or under acceptable terms, then it might have to delay, scale back or modify its accelerated growth strategy, and its operations could consume its current liquidity resources.

ITEM 6. EXHIBITS

The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that immediately follows the signatures hereto, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBS has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUMBS BAKE SHOP, INC.

Date: August 14, 2012	By:	/s/ Julian R. Geiger
Julian R. Geiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ John D. Ireland
John D. Ireland
Senior Vice President-Finance, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 CEO Certification (filed herewith)

31.2	Section 302 CFO Certification (filed herewith)

32.1	Section 906 Certifications (furnished herewith)

101.INS	Instance Document(1)

101.SCH	Schema Document(1)

101.CAL	Calculation Linkbase Document(1)

101.DEF	Definition Linkbase Document(1)

101.LAB	Labels Linkbase Document(1)

101.PRE	Presentation Linkbase Document(1)

(1) To be filed by amendment within 30 days of the filing date as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

