Form 10-Q/A
period 2012-06-30
Crumbs Bake Shop, Inc.
filed 2012-08-17
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Crumbs Bake Shop, Inc. (the “Company”) on Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing”), is being filed as an exhibit-only filing for the purpose of furnishing the Interactive Data Files that are required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the filing date of the Original Report. The Company’s Interactive Data Files are furnished herewith as Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE. No other changes have been made to the Original Filing, and, except as amended hereby, the Original Filing remains in effect as of the filing date thereof. This Amendment No. 1 does not purport to provide an update or a discussion of any developments at the Company subsequent to the filing date of the Original Filing. New certifications by the Company’s principal executive officer and principal accounting officer are not required to be filed or furnished with this Amendment No. 1.

PART II

ITEM 6. EXHIBITS

The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that immediately follows the signatures hereto, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBS has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUMBS BAKE SHOP, INC.

Date: August 17, 2012	By:	/s/ Julian R. Geiger
Julian R. Geiger
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 CEO Certification(1)

31.2	Section 302 CFO Certification(1)

32.1	Section 906 Certifications(2)

101.INS	Instance Document (furnished herewith)

101.SCH	Schema Document (furnished herewith)

101.CAL	Calculation Linkbase Document (furnished herewith)

101.DEF	Definition Linkbase Document (furnished herewith)

101.LAB	Labels Linkbase Document (furnished herewith)

101.PRE	Presentation Linkbase Document (furnished herewith)

-----------------------------------------------------------------------------------------------------

(1) Filed with the Original Filing

(2) Furnished with the Original Filing