Form 10-Q
period 2012-09-30
Crumbs Bake Shop, Inc.
filed 2012-11-14
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, the registrant had 11,803,353 shares of Common Stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets
Cash	$156,176	$5,940,982
Trade receivables	359,592	405,519
Inventories	611,828	503,008
Prepaid rent	570,510	621,184
Deferred financing costs	11,146	-
Other current assets	376,302	196,975

Total current assets	2,085,554	7,667,668

Property and equipment, net	13,617,367	12,398,749

Other assets
Deferred tax asset	4,815,540	4,808,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	383,972	397,039
Deposits	283,178	318,024
Other	339,847	104,906

Total other assets	6,495,537	6,301,469

	$22,198,458	$26,367,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,809,644	$2,431,924
Payroll liabilities	59,153	250,307
Sales tax payable	118,642	69,063
Gift cards and certificates outstanding	168,654	179,563

Total current liabilities	2,156,093	2,930,857

Long-term liabilities
Deferred rent	3,657,231	3,030,182
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750

Total liabilities	8,200,074	8,347,789

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	39	39
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,380,969 shares issued, 5,786,385 outstanding at September 30, 2012 and 7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	738	710
Additional paid-in capital	30,546,434	30,264,456
Accumulated deficit	(6,815,360)	(4,253,042)
Treasury stock, at cost	(15,913,948)	(15,913,948)

Total Crumbs Bake Shop, Inc. stockholders' equity	7,817,903	10,098,215

Non-controlling interest	6,180,481	7,921,882

Total stockholders' equity	13,998,384	18,020,097

	$22,198,458	$26,367,886

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$9,895,174	$8,876,352	$32,253,222	$28,889,120

Cost of sales	4,445,034	3,768,076	13,982,584	12,194,066

Gross profit	5,450,140	5,108,276	18,270,638	16,695,054

Operating expenses
Selling expenses	296,033	314,710	982,364	1,133,302
Staff expenses	3,325,414	3,101,496	10,070,254	9,221,517
Occupancy expenses	2,514,437	1,795,359	7,306,828	5,068,657
General and administrative	772,159	658,797	2,401,923	1,669,674
New store expenses	141,814	418,650	322,804	532,923
Depreciation and amortization	476,342	362,277	1,391,355	1,037,476

	7,526,199	6,651,289	22,475,528	18,663,549

Loss from operations	(2,076,059)	(1,543,013)	(4,204,890)	(1,968,495)

Other income (expense)
Interest and other income	1,470	61	19,343	334
Loss on disposal of assets	-	-	(13,841)	-
Abandoned projects	(66,823)	(6,184)	(111,371)	(19,628)

	(65,353)	(6,123)	(105,869)	(19,294)

Loss before income tax benefit (expense)	(2,141,412)	(1,549,136)	(4,310,759)	(1,987,789)

Income tax benefit (expense)	7,040	(10,510)	7,040	(10,510)

Net loss attributable to the controlling and non-controlling interests	(2,134,372)	(1,559,646)	(4,303,719)	(1,998,299)

Less: Net loss attributable to non-controlling interests	859,298	646,629	1,741,401	828,495

Net loss attributable to stockholders	$(1,275,074)	$(913,017)	$(2,562,318)	$(1,169,804)

Net loss per common share, basic and diluted	$(0.23)	$(0.17)	$(0.47)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	5,505,885	5,505,885	5,505,885	5,567,802

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2012	2011

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(4,303,719)	$(1,998,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,391,355	1,037,476
Deferred income tax benefit	(7,040)	-
Loss on disposal of assets	13,841	-
Abandoned projects	111,371	19,628
Stock-based compensation	281,978	-
Deferred rent	627,049	802,036
Changes in operating assets and liabilities:
Trade receivables	45,927	(61,028)
Inventories	(108,820)	(124,871)
Prepaid rent	50,674	(190,279)
Other current assets	(179,327)	(268,177)
Deposits	34,846	(10,340)
Accounts payable and accrued expenses	(923,762)	(1,331,575)
Payroll liabilities	(191,154)	249,724
Sales tax payable	49,579	21,892
Gift cards and certificates outstanding	(10,909)	4,423

Net cash used in operating activities	(3,118,111)	(1,849,390)

Cash flows from investing activities
Purchase of restricted certificate of deposit	-	(643,000)
Purchases of property and equipment	(2,310,148)	(3,019,203)
Purchases of intangible assets	(125,763)	(52,024)
Purchases of other assets	(230,812)	(71,065)

Net cash used in investing activities	(2,666,723)	(3,785,292)

Cash flows from financing activities
Proceeds retained from reverse merger	-	13,697,319
Proceeds from issuance of common stock under equity incentive plan	28	-
Capital distributions	-	(89,324)

Net cash provided by financing activities	28	13,607,995

Net increase (decrease) in cash	(5,784,806)	7,973,313

Cash, beginning of year	5,940,982	655,022

Cash, end of period	$156,176	$8,628,335

Supplemental disclosure of non-cash investing and financing activities
Net assets acquired in reverse merger	$-	$2,087,468

Exchange of New Crumbs Class B Exchangeable Units for common stock of CBS	$-	$1,423,895

Payables related to capital expenditures	$290,336	$-

Private investment in public equity costs financed through accounts payable	$11,146	$-

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of business and summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp. (“57th Street”), and Crumbs Holdings LLC and its wholly-owned subsidiaries (CBS and Crumbs Holdings LLC and its wholly-owned subsidiaries are collectively referred to herein as “Crumbs”) as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifcation (“ASC”) Topic 270, “Interim Reporting,” and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes required for annual financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2012. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2011. As used in these notes, the term “Holdings” refers to Crumbs Holdings LLC and, unless the context requires otherwise, its wholly-owned subsidiaries.

Reverse Merger

On January 9, 2011, CBS, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Holdings, a Delaware limited liability company, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger and Julian R. Geiger, and therefore exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition.

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

Upon consummation of the Merger, the Members of Holdings received consideration in the form of newly issued securities and approximately $22,086,000 in cash. The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which is exchangeable for 4,541,394 shares of CBS common stock, and 2,201,394 of which Class B Units have been exchanged for shares of CBS common stock (see Note 10)) and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS (each such share entitling its holder the right to vote 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 220,139.4 of which have been surrendered and cancelled by CBS upon the exchange of 2,201,394 Class B Units for the 2,201,394 shares of common stock (see Note 10)). In addition, Holdings, as the entity surviving the Merger, received, as a capital contribution from CBS, the sum of approximately $13,725,000 (not including refunds receivable after the closing of the Merger) after giving effect to the retention of approximately $53,000 by CBS for future public company expenses and the payment of approximately $149,000 for CBS’ then outstanding franchise taxes.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Nature of business and summary of significant accounting policies (continued)

Nature of Business

Crumbs engages in the business of selling a wide variety of cupcakes, cakes, pies, cookies and other baked goods as well as hot and cold beverages. Crumbs offers these products through its stores, e-commerce division, catering services and wholesale distribution business.

Principles of Consolidation

The accompanying condensed consolidated interim financial statements include the accounts of CBS and Holdings. Intercompany transactions and balances have been eliminated in consolidation.

Restricted Certificates of Deposit

As of September 30, 2012 and December 31, 2011, Crumbs had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 3). The letters of credit are required as security deposits for certain of Crumbs’ store operating leases.

Intangible Assets

Intangible assets related to branding costs and website design are amortized over their useful lives, estimated to be five years. Intangible assets related to Crumbs’ trademark costs, including initial registration, are considered to have indefinite useful lives and are evaluated annually for impairment.

Tax Receivable Agreement

Holdings has made an election under Section 754 of the Internal Revenue Code (the "Code"), which resulted in and may continue to result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of Class B Units. As a result of both the initial purchase of Class B Units from the Members in connection with the Merger and these subsequent exchanges, CBS became and will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Class B Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that CBS would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

CBS entered into a tax receivable agreement with Holdings that will provide for the payment by CBS to the Members of up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to Crumbs entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the tax receivable agreement as part of the Geiger Employment Agreement (see Note 10). For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of Holdings (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.

Fair Value of Financial Instruments

Crumbs’ financial instruments consist primarily of cash in banks, certificates of deposit and trade receivables. The carrying amounts for cash and cash equivalents, certificates of deposit and trade receivables approximate fair value due to the short term nature of the instruments.

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

Recently Issued Accounting Standards

Crumbs does not believe that the adoption of any recently issued accounting standards will have a material impact on its current financial position and results of operations.

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the 2012 presentation. Such reclassifications have no effect on the previously reported net loss.

2.	Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At September 30, 2012 and December 31, 2011, inventories were comprised of the following:

	September 30, 2012	December 31, 2011
Packaging inventory	$162,251	$186,688
E-Commerce packaging inventory	136,715	165,629
Beverage supply inventory	224,613	78,526
Candy inventory	51,222	-
Store supplies and merchandise inventory	37,027	72,165
Total	$611,828	$503,008

Packaging and e-commerce packaging inventories consists of labels, boxes, bags and gel packs for packaging and shipping baked goods. Beverage supply inventory consists of coffee, tea and flavored syrups, and candy inventory primarily consists of bulk candy sold by weight. Store supplies and merchandise inventory consists of paper goods, decorating materials, other miscellaneous supplies purchased in bulk and consumed in daily operations and logoed hats, t-shirts, bandanas and aprons used primarily as employee uniforms.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of September 30, 2012 and December 31, 2011, issued and unused letters of credit totaled $637,425. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Member of Holdings. Letters of credit amounting to $539,425 were reserved under this line of credit as of September 30, 2012 and December 31, 2011. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at September 30, 2012 and December 31, 2011. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted Certificates of Deposit,” Note 1).

4.	Income taxes

Crumbs files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various states. Generally, Crumbs is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. Crumbs does not expect that the total amount of unrecognized tax benefits, if any, will materially change over the next three months.

At the date of the Merger, Crumbs recorded a deferred tax asset of approximately $9,547,000 for estimated income tax effects of the increase in tax basis of the purchased interests and future projected payments under the tax receivable agreement. During the three months ended September 30, 2012 and the year ended December 31, 2011, an additional deferred tax asset of approximately $7,000 and $35,000, respectively, was recorded for estimated local income tax effects of Crumbs’ net loss for the year ended December 31, 2011. Crumbs had a net deferred tax asset of approximately $4,816,000 and $4,808,000, respectively, at September 30, 2012 and December 31, 2011, which can be utilized to offset future taxable income through 2026.

5.	Intangible assets

At September 30, 2012, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$403,459	$(316,058)	$87,401
Website Design	266,696	(170,105)	96,591

Total	$670,155	$(486,163)	$183,992

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$199,980

Total	$199,980

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Intangible assets (continued)

At December 31, 2011, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$403,459	$(255,539)	$147,920
Website Design	247,974	(132,346)	115,628

Total	$651,433	$(387,885)	$263,548

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$133,491

Total	$133,491

Amortization expense was approximately $32,000 and $98,000, respectively, for each of the three and nine months ended September 30, 2012 and was $33,000 and $98,000, respectively, for the three and nine months ended September 30, 2011.

Estimated amortization expense for the next five years, including the remainder of 2012, is:

2012	$33,000
2013	$100,000
2014	$28,000
2015	$15,000
2016	$4,000

6.	Purchase commitment

In July 2012, CBS entered into an agreement with Starbucks Corporation (“Starbucks”) to bring the full complement of Starbucks® brewed coffees, teas and espresso-based drinks to all of Crumbs’ retail stores, except the Newark Liberty Inernational Airport location (“the Starbucks Agreement”).  CBS agreed to purchase Starbucks coffee, Fontana sauces and syrups, and Tazo teas and paper products directly from Starbucks to satisfy all of its brewed coffee and espresso beverage requirements in its retail stores. Under the Starbucks Agreement, CBS has agreed to purchase a minimum amount of coffee products from this vendor through August 2015.  Although CBS has met the agreed purchase amounts since entering into the Starbucks Agreement (estimated at approximately $15,000 of product per week or $780,000 per year), failure to meet the minimum purchase agreements could result in termination of the Starbucks Agreement or adjustment to the coffee costs listed in the Starbucks Agreement.

7.	Related party

For the three and nine months ended September 30, 2011, Crumbs paid $300 and $4,800, respectively, in fees, unrelated to audit services, to an accounting firm of which an officer of Curmbs is a part owner. No similar payments have been made in 2012.

For the three and nine months ended September 30, 2012, Crumbs paid approximately $6,900 and $17,300, respectively, in rent to a landlord that is partially owned by an officer of Crumbs, compared to $5,200 and $15,200, respectively, for the three and nine months ended September 30, 2011.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Net loss per common share

Crumbs complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of CBS common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to CBS common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three and nine months ended September 30, 2012 and 2011, warrants to purchase 5,456,300 shares of common stock were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive. In addition, for the three and nine months ended September 30, 2012, non-vested stock awards relating to 280,500 shares of common stock (see Note 9) were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive.

9.	Restricted stock

CBS maintains an equity incentive plan (the “Plan”) for Crumbs’ directors, officers and employees that provides for an aggregate of 1,038,295 shares of CBS’ common stock to be avabilable for awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards. At the Annual Meeting of Stockholders of CBS in June 2012, the stockholders approved an amendment to the Plan to increase the number of shares of common stock that may be issued thereunder by 700,000, from 338,295 to 1,038,295, which CBS registered on November 9, 2012. During the three and nine months ended September 30, 2012, CBS granted 10,000 and 227,000 shares, respectively, of its common stock as restricted stock awards to eligible employees and 0 and 56,000 shares, respectively, to members of the Board of Directors. There were no shares of common stock granted during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2012, 1,000 and 2,500 shares of restricted stock awards, respectively, were forfeited before completion of applicable vesting provisions. The total fair market value of the stock awards outstanding is approximately $1,015,000 based on a weighted average grant date fair value of $3.62 per share. The shares are subject to cliff vesting schedules which vary between one and three years.

As of September 30, 2012, 757,795 shares were authorized for future grant under the Plan. Awards that expire or are canceled generally become available for issuance again under the Plan. CBS utilizes newly issued shares of common stock that have been reserved pursuant to the Plan to make restricted stock grants.

The following is a summary of restricted stock activity through September 30, 2012:

			Weighted	Average
	Shares	Number of	Average	Remaining
	Available for	Shares	Grant Date	Term
	Grant	Outstanding	Fair Value	(in years)
Balances as of December 31, 2011	-	-	$-	-
Authorized	1,038,295	-	$-
Granted	(283,000)	283,000	$3.62
Forfeited	2,500	(2,500)	$3.75
Vested	-	-	$-
Balances as of September 30, 2012	757,795	280,500	$3.62	2.00

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Restricted stock (continued)

Total stock-based compensation expense was approximately $119,000 and $282,000, respectively, for the three and nine months ended September 30, 2012 and $0 for both the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2012, stock-based compensation expense related to employees was $66,700 and $159,500, respectively, and was $0 for both the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2012, stock-based compensation expense related to board members was $52,500 and $122,500, respectively, and $0 for both the three and nine months ended September 30, 2011. Stock-based compensation expense related to employees is included in staff expenses in the condensed consolidated statements of operations, and stock-based compensation expense related to board members is included in general and administrative expenses in the condensed consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $734,000 as of September 30, 2012 has a weighted average period of two years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in CBS’ total issued and outstanding common shares.

10.	Stockholders’ equity

CBS is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse Merger,” Note 1), the Members were issued 4,541,394 Class B Units and 454,139.4 Series A Preferred Stock of CBS. Upon exchange of the Class B Units in accordance with the Exchange and Support Agreement, shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and concurrently, a proportionate amount of shares of Series A Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the Class B Units, the CBS Series A Preferred Stock is not redeemable.

In June 2011, 641,394 Class B Units were exchanged for 641,394 shares of common stock, and in turn, 64,139.4 shares of Series A Preferred Stock were automatically redeemed and cancelled pursuant to the Exchange and Support Agreement. In addition, pursuant to the Insider Warrant Exchange Agreement by and among CBS, 57th Street GAC Holdings LLC (“57th Street GAC”), Morgan Joseph TriArtisan LLC, Ladenburg Thalmann & Co. Inc., I-Bankers Securities Incorporated, Maxim Group LLC and Rodman & Renshaw, LLC, dated May 5, 2011, 370,000 shares of common stock were issued in exchange for 3,700,000 warrants that were originally purchased by 57th Street GAC and the underwriters of CBS’ initial public offering in May 2010.

On November 14, 2011, Crumbs entered into an employment agreement with Julian R. Geiger (the “Geiger Employment Agreement”) pursuant to which Mr. Geiger will serve as President and Chief Executive Officer of Crumbs commencing November 14, 2011 (the “Effective Date”) and continuing through December 31, 2013. Pursuant to the Geiger Employment Agreement, Mr. Geiger shall receive no salary nor participate in any bonus plan of Crumbs that may be in effect during the term of the agreement. Crumbs agreed that promptly following execution of the Geiger Employment Agreement, Holdings would grant to him 799,000 Class B Units and CBS would grant to him 79,900 shares of Series A Preferred Stock, subject to the following vesting provisions:

•	50% of the 799,000 Class B Units and of the 79,900 shares of the Series A Preferred Stock would vest as of the Effective Date (such securities, the “First Tranche”); and

•	the remaining 50% of the 799,000 Class B Units and of the 79,900 shares of Series A Preferred Stock would vest on November 14, 2012 (such securities, the “Second Tranche”).

Concurrent with the execution of the Geiger Employment Agreement, EHL Holdings LLC and Bauer Holdings, Inc. (formerly Crumbs, Inc.) agreed to forfeit an aggregate of 799,000 Class B Units and 79,900 shares of the Series A Preferred Stock.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Stockholders’ equity (continued)

In 2011, staff expenses related to this stock-based compensation was recorded in connection with the transaction in the amount of $1,877,650, the value of the First Tranche, calculated based upon the price of a share of CBS stock on November 14, 2011. When the Second Tranche vests on November 14, 2012, additional non-cash staff expenses related to this stock-based compensation of $1,877,650 will be recorded.

11.	Subsequent events

On October 9, 2012, pursuant to the Exchange and Support Agreement, (a) Julian R. Geiger exchanged, for no consideration other than the surrender thereof, 319,600 Class B Units and 31,960 shares of Series A Preferred Stock that he owned for 319,600 shares of CBS common stock, (b) EHL Holdings, LLC exchanged, for no consideration other than the surrender thereof, 694,700 Class B Units and 69,470 shares of Series A Preferred Stock that it owned for 694,700 shares of CBS common stock, (c) John D. Ireland exchanged, for no consideration other than the surrender thereof, 39,000 Class B Units and 3,900 shares of Series A Preferred Stock that he owned for 39,000 shares of CBS common stock, and (d) Bauer Holdings, Inc. exchanged, for no consideration other than the surrender thereof, 506,700 Class B Units and 50,670 shares of Series A Preferred Stock that it owned for 506,700 shares of CBS common stock.

On October 10, 2012, CBS entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. (collectively, the “Special Situations Funds”), Buckingham RAF Partners, L.P., Buckingham RAF Partners II, L.P., Buckingham RAF International Partners Master Fund, LP, Whitney Capital Series Fund LLC – Series LS1, Durban Capital LP, John Mills, P.A.W. Partners, L.P., P.A.W. Small Cap Partners, L.P., Prism Partners I, L.P., Prism Partners III Leveraged, L.P., Prism Partner IV Leveraged Offshore Fund, Arthur J. Samberg, Leonard Potter, Frederick Kraegel, Jeffrey Roseman, Mark Klein, and Julian Geiger (collectively, the “Investors”). Pursuant to the Purchase Agreement, CBS agreed to sell an aggregate 4,456,968 shares (the “Shares”) of CBS’ common stock, par value $.0001 per share, to the Investors at a purchase price of $2.21 per Share (the “Capital Transaction”).

The Shares were sold only to accredited investors in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The closing of the Capital Transaction and the sale of the Shares took place on October 11, 2012. CBS received aggregate gross proceeds of $9,849,900 as a result of the Capital Transaction. After deducting the expenses of the Capital Transaction, CBS anticipates that its net proceeds will be approximately $9,300,000. Crumbs intends to use these proceeds to fund new store growth and for general working capital purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the consolidated financial condition and results of operations of Crumbs for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

CBS, through its consolidated subsidiary, Holdings, a Delaware limited liability company, engages in the business of selling a wide variety of cupcakes, cakes, pies, cookies and other baked goods as well as hot and cold beverages under the trade name “Crumbs Bake Shop”. Cupcake sales have historically comprised the majority of Crumbs’ business. Crumbs believes its baked goods appeal to a wide demographic of customers who span a broad range of socio-economic classes. Crumbs operates in urban, suburban, commercial, and residential markets as well as transportation hubs, such as Union Station in Washington, D.C. and Newark Liberty International Airport in Newark, New Jersey. More recently, it has expanded into mall-based centers, such as Queens Center in Elmhurst, New York, Burlington Mall in Burlington, Massachusetts, Roosevelt Field Mall in Garden City, New York and Natick Mall in Natick, Massachusetts.

As of September 30, 2012, there were 54 Crumbs Bake Shop stores operating in seven states and Washington, D.C., including 21 stores in Manhattan, New York. Of the total stores, 15 have been opened since September 30, 2011. Crumbs’ sales are primarily conducted through its stores in New York, California, Illinois, Connecticut, New Jersey, Virginia, Washington, D.C and Massachusetts. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business and catering services. Crumbs’ e-commerce division at http://www.crumbs.com ships cupcakes nationwide.

In light of the decline in operating performance at a number of Crumbs’ stores, management continues to evaluate and, as necessary, address weaknesses and implement improvements in Crumbs’ operations and growth strategies as part of its efforts to maximize overall profitability and shareholder value. During the last six months, management has identified and instituted six key initiatives which it believes will improve the financial performance of Crumbs, bolster the image of the Crumbs brand, and position Crumbs to grow in a more predictable and profitable manner. These initiatives contemplate special attention being paid to corporate structure, supply chain management, identification of real estate opportunities relating to existing and new stores, the frequent introduction of new cupcakes, and a wide sweeping improvement in customer interaction. To maximize the benefits that management believes will result from those initiatives, the decision has been made that it is necessary and desirable to accelerate the velocity of new store openings. In order to fund these initiatives, Crumbs entered into the Capital Transaction described below under Recent Developments.

Recent Developments

On August 3, 2012, CBS entered into an agreement with Starbucks Corporation to serve Starbucks® brewed coffees, teas and espresso-based drinks in all Crumbs locations, except the Newark Liberty International Airport location. This business relationship with Starbucks will make Crumbs the largest national retailer to be included in Starbucks’ We Proudly Serve program, which provides Starbucks-branded beverages, food, and other products to customers outside of Starbucks’ company-operated retail stores. Starbucks beverages were first made available at all Crumbs stores in the New York Metro and Boston, Massachusetts areas beginning in September 2012, and have since been rolled out to all other Crumbs locations. Crumbs expects that the availability of Starbucks beverages in its stores will increase its store traffic and beverage business as well as the demand for its baked goods. There can be no assurance, however, that this new relationship will have the impact anticipated by management.

On October 9, 2012, pursuant to the Exchange and Support Agreement, (a) Julian R. Geiger exchanged, for no consideration other than the surrender thereof, 319,600 New Crumbs Class B Units (“Class B Units”) and 31,960 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) that he owned for 319,600 shares of CBS common stock, (b) EHL Holdings, LLC exchanged, for no consideration other than the surrender thereof, 694,700 Class B Units and 69,470 shares of Series A Preferred Stock that it owned for 694,700 shares of CBS common stock, (c) John D. Ireland exchanged, for no consideration other than the surrender thereof, 39,000 Class B Units and 3,900 shares of Series A Preferred Stock that he owned for 39,000 shares of CBS common stock, and (d) Bauer Holdings, Inc. exchanged, for no consideration other than the surrender thereof, 506,700 Class B Units and 50,670 shares of Series A Preferred Stock that it owned for 506,700 shares of CBS common stock.

On October 10, 2012, CBS entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. (collectively, the “Special Situations Funds”), Buckingham RAF Partners, L.P., Buckingham RAF Partners II, L.P., Buckingham RAF International Partners Master Fund, LP, Whitney Capital Series Fund LLC – Series LS1, Durban Capital LP, John Mills, P.A.W. Partners, L.P., P.A.W. Small Cap Partners, L.P., Prism Partners I, L.P., Prism Partners III Leveraged, L.P., Prism Partner IV Leveraged Offshore Fund, Arthur J. Samberg, Leonard A. Potter, Frederick G. Kraegel, Jeffrey D. Roseman, Mark D. Klein, and Julian R. Geiger (collectively, the “Investors”). Pursuant to the Purchase Agreement, CBS agreed to sell an aggregate 4,456,968 shares (the “Shares”) of CBS’ common stock, par value $.0001 per share (the “Common Stock”), to the Investors at a purchase price of $2.21 per Share (the “Capital Transaction”). The Shares were sold only to accredited investors in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The closing of the Capital Transaction and the sale of the Shares took place on October 11, 2012. Crumbs received aggregate gross proceeds of $9.85 million as a result of the Capital Transaction. After deducting the expenses of the Capital Transaction, net proceeds will be approximately $9.30 million. Crumbs intends to use these proceeds to fund new store growth and for general working capital purposes.

Results of Operations and Known Trends

Crumbs’ results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Loss

For the three and nine months ended September 30, 2012, Crumbs recorded a net loss attributable to common stockholders of $(1.28) million and $(2.56) million, respectively, or basic and diluted net loss per common share of $(0.23) and $(0.47), respectively, compared to a net loss attributable to common stockholders of $(0.91) million and $(1.17) million, respectively, or basic and diluted net loss per common share of $(0.17) and $(0.21), respectively, for the three and nine months ended September 30, 2011.

Net Sales

Net sales for the three and nine months ended September 30, 2012 were $9.90 million and $32.25 million, respectively, an increase of 11.5% and 11.6% over the $8.88 million and $28.89 million, respectively, recorded for the same periods in 2011. The increases in net sales were attributable to additional store openings, offset by decreases in same store sales at a number of stores.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business for the three and nine months ended September 30, 2012 were $0.33 million and $1.28 million, respectively, a decrease of 26.7% and 25.6% when compared to the $0.45 million and $1.72 million, respectively, recorded for the same periods in 2011.

During the three and nine months ended September 30, 2012, cupcakes represented 76.0% and 77.2%, respectively, of net sales compared to 75.2% and 76.5%, respectively, for the same periods in 2011. Other baked goods sales from cakes, pies, cookies, brownies, muffins and assorted pastries for the three and nine months ended September 30, 2012 represented 11.0% and 10.7%, respectively, of net sales compared to 10.5% and 11.9%, respectively, for the same periods in 2011. The stores also sell beverages, including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. During the three and nine months ended September 30, 2012, beverages represented 12.9% and 11.0%, respectively, of Crumbs’ net sales compared to 10.8% and 9.4%, respectively, for the same periods in 2011.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of September 30, 2012, Crumbs had a relationship with one commercial bakery in each of New York, Los Angeles, Northern Virginia and Chicago. Beverage materials and packaging are purchased from both national and local suppliers. The e-commerce division utilizes a third party in New York for both shipping and handling.

Cost of sales for the three and nine months ended September 30, 2012 were $4.45 million and $13.98 million, respectively, an increase of 18.0% and 14.7% over the $3.77 million and $12.19 million, respectively, recorded for the same periods in 2011. The increases were primarily attributable to store openings that occurred in the second half of 2011, offset by decreases in same store costs. Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2012 were 44.9% and 43.3%, respectively, as compared to 42.5% and 42.2%, respectively, for the same periods in 2011. The increases were primarily attributable to increases in promotional incentives.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, promotional displays, advertising, kosher certification fees and product promotional giveaways.

Selling expenses for the three and nine months ended September 30, 2012 were $0.30 million and $0.98 million, respectively, a decrease of 3.2% and 13.3% when compared to the $0.31 million and $1.13 million, respectively, recorded for the same periods in 2011. The decreases were due to reductions in public relations fees and promotions in 2012 and reductions in kosher certification fees, offset by increases in merchant account fees from new stores. Selling expenses as a percentage of net sales for the three and nine months ended September 30, 2012 were 3.0% for both periods, as compared to 3.5% and 3.9%, respectively, for the same periods in 2011.

Staff expenses include salaries and wages for both store employees and corporate positions, guaranteed payments made prior to the Merger in 2011, stock compensation expense, employment taxes, medical insurance and workers compensation insurance.

Staff expenses for the three and nine months ended September 30, 2012 were $3.33 million and $10.07 million, respectively, an increase of 7.4% and 9.2% over the $3.10 million and $9.22 million, respectively, recorded for the same periods in 2011. The increases were attributable to the addition of corporate staff members, the addition of staff for new stores and stock compensation expense related to the issuance of CBS’ shares to Crumbs’ employees. Staff expenses as a percentage of net sales for the three and nine months ended September 30, 2012 were 33.6% and 31.2%, respectively, as compared to 34.9% and 31.9%, respectively, for the same periods in 2011.

Staff expenses of $2.25 million and $6.88 million were attributable to store staff for the three and nine months ended September 30, 2012, an increase of 8.7% and 8.3% over the $2.07 million and $6.35 million, respectively, recorded for the same periods in 2011. Store staff expenses as a percentage of store net sales for the three and nine months ended September 30, 2012 were 23.6% and 22.2%, respectively, as compared to 24.6% and 23.4%, respectively, for the same periods in 2011.

Occupancy expenses are primarily attributable to Crumbs’ stores and corporate office leases. The original lease terms range from three to 15 years, many with options to extend to 20 years. Most lease agreements contain rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions, and many contain tenant improvement allowances. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases. This treatment results in a non-cash expense in the early years of these leases that reverses in the later years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance and marketing funds, are also included in occupancy expenses, as well as expenses related to utilities, cleaning, licenses, maintenance, property and liability insurance associated with the leased locations.

Occupancy expenses for the three and nine months ended September 30, 2012 were $2.51 million and $7.31 million, respectively, an increase of 39.4% and 44.2% over the $1.80 million and $5.07 million, respectively, recorded for the same periods in 2011. Occupancy expenses as a percentage of net sales for the three and nine months ended September 30, 2012 were 25.4% and 22.7%, respectively, as compared to 20.2% and 17.5% for the same periods in 2011. Occupancy expense increases were primarily related to lease expenses and utilities associated with the opening of 15 additional stores since September 30, 2011. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses. Post-opening lease expenses for the three and nine months ended September 30, 2012 were $1.94 million and $5.77 million, respectively, an increase of 44.8% and 48.7% over the $1.34 million and $3.88 million, respectively, recorded for the same periods in 2011.

General and administrative expenses primarily include corporate expenses, such as public company operating expenses, office supplies, travel, professional fees and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses for the three and nine months ended September 30, 2012 were $0.77 million and $2.40 million, respectively, an increase of 16.7% and 43.7% increase over the $0.66 million and $1.67 million, respectively, recorded for the same periods in 2011. General and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2012 were 7.8% and 7.4%, respectively, compared to 7.4% and 5.8% for the same periods in 2011. The increase was primarily attributable to public company costs and professional fees.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to the store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses for the three and nine months ended September 30, 2012 were $0.14 million and $0.32 million, respectively, a decrease of 66.7% and 39.6% when compared to $0.42 million and $0.53 million, respectively, recorded for the same periods in 2011. New store expenses as a percentage of net sales were 1.4% and 1.0%, respectively, for the three and nine months ended September 30, 2012 compared to 4.7% and 1.8%, respectively, for the same periods in 2011. The decreases were primarily attributable to fewer new stores with shorter pre-opening periods and lower base rent during the quarter and nine months ended September 30, 2012 versus the same periods of the prior year, offset by costs associated with one store scheduled to open subsequent to September 30, 2012.

Depreciation and amortization expenses for the three and nine months ended September 30, 2012 were $0.48 million and $1.39 million, respectively, an increase of 33.3% and 33.7% over the $0.36 million and $1.04 million, respectively, recorded for the same periods in 2011. Depreciation and amortization expenses as a percentage of net sales for the three and nine months ended September 30, 2012 were 4.8% and 4.3%, respectively, as compared to 4.1% and 3.6%, respectively, for the same periods in 2011. Depreciation and amortization expenses increased primarily as a result of new store additions, including related lease review and negotiation fees.

General Economic Trends and Seasonality

Crumbs’ results of operations are generally affected by the economic trends in its market areas due to the dependence on its customers’ discretionary spending. Weakness in the national or regional economy in its market areas, combined with other factors including inflation, labor and health care costs and availability of suitable locations for its stores, may negatively impact its business. If consumer activities associated with the consumption of its products decline or the business activities of its corporate customers decrease, then its net sales and sales volumes may decline.

Crumbs’ results to date have not been significantly impacted by inflation.

While Crumbs’ business is not highly seasonal, it is impacted by weather. Extreme hot, cold and wet weather may cause decreased sales in the affected stores and could impact the daily delivery of its baked goods.

Hurricane Sandy resulted in the loss of over 230 days (number of stores times number of days) of business during October and November 2012. Management cannot at this time estimate the financial impact, some of which may be offset by insurance recoveries, the lost sales will have on the results of operations for the fourth quarter of 2012.

In addition, Crumbs’ sales peak throughout the year on certain holidays/events such as Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving, Christmas and Hanukkah. The timing of these holidays/events in a particular year could impact quarterly results.

Liquidity and Capital Resources

As a result of the Merger in 2011, CBS contributed approximately $13.70 million to Holdings. Aside from this initial capitalization, Holdings’ primary source of liquidity has been, and is, cash from the sale of baked goods and beverages. Holdings’ primary uses of cash are cost of sales, operating expenses and capital expenditures, including expenditures associated with the construction and opening of new stores.

As of September 30, 2012, Crumbs had approximately $0.07 million in cash and other current assets, net of current liabilities, which could be used to fund working capital needs, compared to $4.74 million at December 31, 2011. As noted in Recent Developments within Part I, Item 2 of this quarterly report, CBS completed the Capital Transaction on October 11, 2012, resulting in net proceeds of approximately $9.30 million. This capital will be used to fund future store growth and provide additional working capital.

Cash Flows

Crumbs’ net cash used in operating activities was $3.12 million and $1.85 million, respectively, during the nine months ended September 30, 2012 and 2011. The increase in operating cash outflows, for the 2012 period when compared to the 2011 period was primarily attributable to an increase in operating expenses in excess of the increase in sales for the period. This increase in cash outflows was partially offset by receivable collections and the reduction of prepaid rent payments required at the time of lease signings.

Net cash used in investing activities during the nine months ended September 30, 2012 and 2011 was $2.67 million and $3.79 million, respectively. Investing cash outflows consisted primarily of costs related to six new stores, construction in progress related to nine stores and corporate computer equipment purchases for the nine months ended September 30, 2012. For the nine months ended September 30, 2011, investing cash outflows consisted primarily of costs related to six new stores, construction in progress related to 15 stores and $0.64 million for the purchase of a certificate of deposit used as security for letters of credit issued to several landlords in lieu of security deposit payments.

Off-Balance Sheet Arrangements

Crumbs has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

CBS’ critical accounting policies are identified and described in its Annual Report on Form 10-K for the year ended December 31, 2011. CBS believes that there have been no material changes in its critical accounting policies since they were last disclosed.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2012 was carried out under the supervision and with the participation of CBS’ management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, has concluded that its disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2012, there was no change in CBS’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

The risks and uncertainties to which Crumbs’ financial condition and results of operations are subject are discussed in detail in the Annual Report of CBS on Form 10-K for the year ended December 31, 2011 and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “3Q2012 Form 10-Q”). Except for the mitigating effect of the Capital Transaction on the risk factor contained in the 3Q2012 Form 10-Q, management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

ITEM 6. EXHIBITS

The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that immediately follows the signatures hereto, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, CBS has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUMBS BAKE SHOP, INC.

Date: November 14, 2012	By:	/s/ Julian R. Geiger
Julian R. Geiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ John D. Ireland
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

