Form 10-K/A
period 2011-12-31
Crumbs Bake Shop, Inc.
filed 2013-01-04
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (check one): Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2011: $52,724,555.

The number of shares of the registrant’s common stock outstanding as of December 31, 2012: 11,828,353

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A for the 2012 annual meeting of stockholders, filed with the SEC on April 27, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Crumbs Bake Shop, Inc. (“CBS”) on Form 10-K for the year ended December 31, 2011, initially filed with the Securities and Exchange Commission on March 30, 2012 (the “Original Filing”), is being filed to amend Items 7 and 8 of Part II of the Original Filing as follows: (i) to expand the discussion of Net Sales in Item 7 of Part II by explaining the contribution of new store sales and the calculation of the change in same store sales; (ii) to expand the discussion in Item 7 of Part II of the impact that certain staff expenses had on Operating Expenses; (iii) to expand the discussion of Operating Expenses in Item 7 of Part II with respect to the impairment charges associated with five underperforming stores during 2011; (iv) to expand the discussion of the Company’s critical accounting policies in Item 7 of Part II and revises the discussions of Sales Tax and Revenue Recognition in Note 1 to the Company’s consolidated financial statements (contained in Item 8 of Part II); (v) to correct the date of the report of the Company’s independent registered public accounting firm contained in Item 8 of Part II with respect to the Company’s consolidated financial statements; (vi) to make minor revisions to the headings and a reclassification of certain line items contained in the Company’s Consolidated Statements of Operations in Item 8 of Part II; and (vii) to revise Note 7 to the Company’s consolidated financial statements in Item 8 of Part II so that it states that no restrictions are imposed in the Company’s lease agreements regarding dividends, additional debt or further leasing.

Pursuant to Exchange Act Rule 12b-15, new certifications by CBS’ principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32. Accordingly, this Amendment No. 1 also amends Item 15 of Item IV of the Original Filing. Other than Items 7 and 8 of Part II and Item 15 of Part IV as described above, no item of the Original Filing has been amended or updated, and such items remain in effect as of the filing date of the Original Filing. This Amendment No. 1 does not purport to provide an update or a discussion of any developments at the Company subsequent to the filing date of the Original Filing.

Crumbs Bake Shop, Inc.

PART II

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

As of December 31, 2011, there were 48 Crumbs Bake Shop stores operating in six states and Washington, D.C., including 20 stores in Manhattan, New York. Of the total stores, 15 were opened in 2011. Crumbs’ sales are primarily conducted through its stores in New York, California, Illinois, Connecticut, New Jersey, Virginia, and Washington, D.C. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business and catering services. Crumbs’ e-commerce division at http://www.crumbs.com permits cupcakes to be shipped nationwide. In light of the decline in operating performance at a number of the Company's stores, management continues to evaluate and, as necessary, address weaknesses and implement improvements in the Company's operations and growth strategies as part of its efforts to maximize overall profitability and shareholder value.

Results of Operations and Known Trends

The Company’s results of operations as a percentage of net sales and variances between 2011 and 2010 are discussed in the following sections.

Net Sales

Net sales in 2011 were $39.88 million compared to $31.08 million in 2010, an increase of 28.3%. This increase was attributable to $11.32 million in sales from 26 new stores opened between November 4, 2009 and December 31, 2011. The increase was offset by sales decreases of $2.51 million from 23 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. Same store sales represent the change in sales for stores beginning in their sixteenth full calendar month of operation. The decrease in same store sales was predominately due to negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened, lack of sufficient new and innovative product offerings and deterioration in the quality of store level staffing and support. Although management is in the process of developing the necessary initiatives aimed at improving each of these situations, there can be no assurance that such initiatives will have the effect of improving same store sales in any future period.

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

Staff expenses include salaries and wages for both store employees and corporate positions, guaranteed payments made prior to the Merger, employment taxes, medical insurance and workers compensation insurance. Expenses related to the issuance of equity to Julian R. Geiger in connection with his retention as the new President and Chief Executive Officer in November 2011 (the “Geiger Issuance”) are also included; these expenses include $1.88 million of non-cash compensation and $74,000 of payroll taxes. The non-cash compensation represents 50% of the total expense to be incurred in connection with Mr. Geiger’s retention; there will also be an expense of $1.88 million in November 2012 when the remainder of the equity issued to Mr. Geiger becomes vested.

Staff expenses in 2011 were $14.56 million. Excluding amounts related to the Geiger Issuance, staff expenses were $12.61 million in 2011 compared to $8.27 million in 2010, an increase of 52.5%. Staff expenses, as a percentage of net sales in 2011, excluding the Geiger Issuance, were 31.6% compared to 26.6% in 2010. The increase was attributable to new corporate staff members, corporate salaries and staff expenses in Crumbs’ stores. There were 14 corporate staff positions added in 2011, which increased staff expenses by approximately $0.42 million. To staff the 15 new stores opened in 2011, 150 store staff positions were added, increasing staff expenses by approximately $1.23 million. In addition, approximately $1.56 million of the staff expense increase was attributable to expenses incurred for a full year in 2011 by eight stores opened between August 11, 2010 and December 31, 2010.

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

Other Expenses

In 2011, Crumbs recorded a non-cash loss on impairment of leasehold improvements related to five underperforming stores that were opened prior to 2010, including three stores in California, one in Huntington, New York, and one in New Canaan, Connecticut. No decision has been made by management to close the impaired stores. The carrying amount of the assets remaining, after impairing all leasehold improvements at the stores, was $0.19 million and included tangible personal property Crumbs could utilize in alternate locations during the assets’ remaining useful lives. There was no non-cash loss on impairment in 2010.

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

Critical Accounting Policies and Estimates

Crumbs describes its significant accounting policies in Note 1 of its Consolidated Financial Statements in this report on Form 10-K. The preparation of the financial statements requires Crumbs to makes estimates, judgments and assumptions, which it believes to be reasonable, based on the information available. Actual results could differ from these estimates under different assumptions or conditions. Crumbs believes the following critical accounting policies and estimates require management’s most subjective judgment in making estimates used in the preparation of its financial statements.

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

Estimates of future cash flows can be significantly impacted by many factors, including operating costs, competition and consumer and demographic trends. A change in the projections used to determine future cash flows or a change in judgment regarding the ability to use tangible personal property in alternate locations could alter the impairment amounts recognized.

Lease Obligations. Crumbs leases stores and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses, and/or contingent rent provisions, and many contain options to extend the term by five to ten years. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, Crumbs uses the date of initial possession to begin amortization, which is generally when Crumbs enters the space and begins to make improvements in preparation for its intended use and excludes future renewal periods. Crumbs also depreciates leasehold improvements over the lesser of an asset’s useful life or the term of the lease, excluding future renewal periods. If Crumbs changed its estimates by including renewal options in its calculations, rent expense and depreciation expense would differ.

Revenue Recognition. Crumbs’ stores recognize revenue when payment is tendered at the point of sale. Revenue from Crumbs’ catering services and wholesale distribution business is recognized once goods are delivered, and revenue from Crumbs’ e-commerce division is recognized once goods are shipped. Revenue is reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

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

At the date of the Merger, Crumbs recorded a deferred tax asset of approximately $9.55 million for the estimated income tax effect of the increase in tax basis of the purchased interests and future projected payments under the Tax Receivable Agreement. Crumbs recorded a valuation allowance of approximately $4.77 million based on its estimation of projected future taxable income. A change in estimation of projected future taxable income would likely result in a different valuation allowance.

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

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this Annual Report on Form 10-K, as amended, are listed in the Exhibit Index below, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUMBS BAKE SHOP, INC.

January 4, 2013	By:	/s/ Julian R. Geiger
Julian R. Geiger, President and Chief Executive Officer (Principal Executive Officer)

January 4, 2013	By:	/s/ John D. Ireland
John D. Ireland, Senior Vice President-Finance,
Chief Financial Officer and Treasurer (Principal Financial Officer)

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

/s/ Rothstein Kass

Roseland, New Jersey

March 29, 2012

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010

ASSETS

Current assets
Cash	$5,940,982	$655,022
Trade receivables	405,519	248,061
Inventories	503,008	240,965
Prepaid rent	621,184	386,718
Deferred financing costs	-	215,302
Other current assets	196,975	81,631

Total current assets	7,667,668	1,827,699

Property and equipment, net	12,398,749	8,784,505

Other Assets
Deferred tax asset	4,808,500	-
Restricted certificates of deposit	673,000	30,000
Intangible assets, net	397,039	429,238
Deposits	318,024	276,513
Other	104,906	35,951

Total other assets	6,301,469	771,702

	$26,367,886	$11,383,906

LIABILITIES, MEMBERS' EQUITY AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,431,924	$2,615,481
Payroll liabilities	250,307	141,337
Sales tax payable	69,063	47,580
Gift cards and certificates outstanding	179,563	120,002

Total current liabilities	2,930,857	2,924,400

Long-term liabilities
Deferred rent	3,030,182	1,863,243
Payable to related parties pursuant to tax receivable agreement	2,386,750	-

Total liabilities	8,347,789	4,787,643

Commitments and contingencies

Members' equity	-	6,596,263

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized;
390,000 shares issued and outstanding at December 31, 2011	39	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	710	-
Additional paid-in capital	30,264,456	-
Accumulated deficit	(4,253,042)	-
Treasury stock, at cost	(15,913,948)	-

Total Crumbs Bake Shop, Inc. stockholders' equity	10,098,215	-

Non-controlling interest	7,921,882	-

Total stockholders' equity	18,020,097	-

	$26,367,886	$11,383,906

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2011	2010

Net sales	$39,882,078	$31,077,448

Cost of sales (exclusive of items shown separately below)	16,945,889	12,879,677

Gross profit	22,936,189	18,197,771

Operating expenses
Selling expenses	1,424,146	1,146,226
Staff expenses	14,557,557	8,266,574
Occupancy expenses	7,369,409	4,711,783
General and administrative	2,706,115	1,374,369
New store expenses	841,219	778,558
Depreciation and amortization	1,459,588	929,894
Loss on sale of property and equipment	18,126	3,413
Loss on impairment of leasehold improvements	770,102	-

	29,146,262	17,210,817

Income (loss) from operations	(6,210,073)	986,954

Other income (expense)
Interest and other income	8,999	124
Abandoned lease projects	(63,792)	(190,707)

	(54,793)	(190,583)

Income (loss) before income tax benefit	(6,264,866)	796,371

Income tax benefit	(13,980)	-

Net income (loss) attributable to the controlling and non-controlling interests	(6,250,886)	796,371

Less: Net (income) loss attributable to non-controlling interest	2,592,111	-

Net income (loss) attributable to stockholders	$(3,658,775)	$796,371

Net income (loss) per common share, basic and diluted	$(0.66)	$0.20

Weighted average number of common shares outstanding, basic and diluted	5,552,195	3,904,466

* The weighted average number of common shares outstanding is that of Crumbs Bake Shop, Inc.

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

From January 1, 2010 through December 31, 2011
								Total Crumbs Bake		Total	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Shop, Inc.	Non-Controlling	Stockholders'	Members'
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Stockholders' Equity	Interest	Equity	Equity
Balances, January 1, 2010	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$6,152,065

Capital distributions	-	-	-	-	-	-	-	-	-	-	(352,173)

Net income	-	-	-	-	-	-	-	-	-	-	796,371

Balances, December 31, 2010	-	-	-	-	-	-	-	-	-	-	6,596,263

Merger of Crumbs Holdings LLC into 57th Street Merger Sub LLC	454,139	45	6,089,075	609	28,748,656	(594,267)	-	28,155,043	10,060,238	38,215,281	(6,596,263)

Common stock tender of 1,594,584 shares pursuant to Offer to Purchase at $9.98 per share	-	-	-	-	-	-	(15,913,948)	(15,913,948)	-	(15,913,948)	-

Warrants exchanged for common stock pursuant to Insider Warrant Exchange Agreement	-	-	370,000	37	(37)	-	-	-	-	-	-

Liquidity shares exchanged for common stock pursuant to Exchange and Support Agreement	(64,139)	(6)	641,394	64	1,515,837	-	-	1,515,895	(1,423,895)	92,000	-

Stock-based compensation	-	-	-	-	-	-	-	-	1,877,650	1,877,650	-

Net loss	-	-	-	-	-	(3,658,775)	-	(3,658,775)	(2,592,111)	(6,250,886)	-

Balances, December 31, 2011	390,000	$39	7,100,469	$710	$30,264,456	$(4,253,042)	$(15,913,948)	$10,098,215	$7,921,882	$18,020,097	$-

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2011	2010

Cash flows from operating activities
Net income (loss)	$(6,250,886)	$796,371
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,459,588	929,894
Deferred income tax benefit	(35,000)	-
Loss on disposal of property and equipment	18,126	3,413
Abandoned lease projects	63,792	190,707
Loss on impairment of leasehold improvements	770,102	-
Stock-based compensation	1,877,650	-
Deferred rent	1,166,939	515,997
Changes in operating assets and liabilities:
Trade receivables	(135,797)	(36,413)
Inventories	(262,043)	(102,805)
Prepaid rent	(234,466)	(60,877)
Other current assets	(115,344)	(7,043)
Deposits	(41,511)	(23,481)
Accounts payable and accrued expenses	(197,198)	1,025,012
Payroll liabilities	108,970	55,521
Sales tax payable	21,483	23,247
Gift cards and certificates outstanding	59,561	57,957

Net cash provided by (used in) operating activities	(1,726,034)	3,367,500

Cash flows from investing activities
Purchase of restricted certificates of deposit	(643,000)	-
Purchases of property and equipment	(5,774,995)	(3,237,288)
Proceeds from sales of property and equipment	-	212,217
Purchases of intangible assets	(98,047)	(107,644)
Purchases of other assets	(89,566)	(36,118)

Net cash used in investing activities	(6,605,608)	(3,168,833)

Cash flows from financing activities
Proceeds retained from reverse merger	13,692,203	-
Capital distributions	(74,601)	(352,173)

Net cash provided by (used in) financing activities	13,617,602	(352,173)

Net increase (decrease) in cash	5,285,960	(153,506)

Cash, beginning of year	655,022	808,528

Cash, end of year	$5,940,982	$655,022

Supplemental disclosure of non-cash financing activities
Merger costs financed through accounts payable (See Note 1)	$-	$215,302

Net assets acquired in recapitalization	$2,087,468	$-

Exchange of Class B Units for common stock of Crumbs Bake Shop, Inc.	$1,423,895	$-

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

Lease Obligations

The Company leases stores and office space under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for its intended use. No restrictions are imposed in the lease agreements regarding dividends, additional debt or further leasing.

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

Revenue Recognition

The Company recognizes store revenue when payment is tendered at the point of sale. Revenue from the Company’s catering services and wholesale distribution business is recognized once goods are delivered, and revenue from its e-commerce division is recognized once goods are shipped. Revenue is reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Revenue from the Company’s gift cards and certificates are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in gift cards and certificates in the consolidated balance sheets. There are no expiration dates on gift cards and certificates, and the Company does not charge any service fees that cause a decrement to customer balances.

While the Company will continue to honor all gift cards and certificates presented for payment, management in the future may determine the likelihood of redemption to be remote for certain cards and certificates due to, among other things, long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under state escheatment laws, card balances may then be recognized in the consolidated statements of operations.

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

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At December 31, 2011 and 2010, inventories were comprised of the following:

	2011	2010
Packaging inventory	$186,688	$54,980
E-Commerce packaging inventory	165,629	117,445
Merchandise inventory	27,663	45,599
Beverage supply inventory	78,526	-
Store supplies	44,502	22,941
Total	$503,008	$240,965

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

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 were comprised of the following:

Current	2011	2010
Federal	$-	$-
State and local	21,020	-

Totals	$21,020	$-

Deferred	2011	2010
Federal	$-	$-
State and local	(35,000)	-

Totals	$(35,000)	$-

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

6.	Income Taxes (continued)

A reconciliation of the expected U.S. federal tax rate to the effective tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. statutory tax rate	34.0%	-%
State and local taxes	(0.2)%	-%
Valuation allowance	(34.0)%	-%

	(0.2)%	-%

7.	Commitments

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

EXHIBIT INDEX

2.1	Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of January 9, 2011 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by the Registrant on January 10, 2011).

2.2	Amendment to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of February 18, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on February 22, 2011).

2.3	Amendment No. 2 to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of March 17, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on March 18, 2011).

2.4	Amendment No. 3 to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of April 7, 2011 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 7, 2011).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2011).

3.3	Certificate of Designation of Series A Voting Preferred Stock (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2011).

3.4	Certificate of Correction to Certificate of Designation of Series A Voting Preferred Stock (incorporated by reference to the registration’s Current Report on Form 8-K filed with the SEC on July 29, 2011).

3.5	Certificate of Correction to the Third Amended and Restated Certificate of Incorporation of Crumbs Bake Shop, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2011).

3.6	Certificate of Increase of Series A Voting Preferred Stock of Crumbs Bake Shop, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2011).

4.1	Specimen Unit Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 28, 2010).

4.4	Specimen Series A Voting Preferred Stock Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2011).

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 25, 2010).

10.1*	Management Reimbursement Agreement by and among 57th Street General Acquisition Corp. and Crumbs Holdings LLC, dated as of September 8, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2011).

10.2*	Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 8, 2011).

10.3*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Jason Bauer dated November 14, 2011(incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.4*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Mia Bauer dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.5*	Letter Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and John D. Ireland dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.6	Securities Grant Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.7	Registration Rights Agreement between Crumbs Bake Shop, Inc. and Julian R. Geiger dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.8	Indemnification Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 16, 2011).

10.9*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and John D. Ireland, dated December 21, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2011).

10.10	Consulting Agreement among Crumbs Holdings LLC and GCD Consultants, LLC dated January 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 20, 2012).

10.11*	Crumbs Bake Shop, Inc. Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2011).

10.12	Tax Receivable Agreement by and among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and the Members of Crumbs Holdings LLC dated May 5, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-, filed with the SEC on May 11, 2011).

10.13**	Exclusive Production Agreement by and between Crumbs Holdings LLC and Melita Corp., d/b/a JMJ Bakery dated July 28, 2011, as amended to date (previously filed).

21***	Subsidiaries (previously filed).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith).

*	Indicates a management contract or compensatory plan required to be filed as an exhibit.
**	Portions of this exhibit have been omitted pursuant to a Confidential Treatment Request and filed separately with the Commission.
***	Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2011.