Form 10-Q/A
period 2011-06-30
Crumbs Bake Shop, Inc.
filed 2013-04-12
CIK 1476719

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☑

As of August 12, 2011, the registrant had 5,505,885 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of 57th Street General Acquisition Corp., now known as Crumbs Bake Shop, Inc. (the “Corporation”), on Form 10-Q for the quarter ended June 30, 2011 which was initially filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Filing”), is being filed to restate the Corporation’s consolidated financial statements contained therein and to make related revisions to certain other items of the Original Filing. Specifically, Items 1 and 2 of Part I of the Original Filing have been amended to reflect the reclassification of the Corporation’s outstanding common stock purchase warrants from equity to a warrant (derivative) liability, and Item 4 of Part I of the Original Filing has been amended with respect to management’s conclusions regarding the Corporation’s disclosure controls and procedures. In addition, the Corporation has revised portions of Items 1 and 2 of Part I of the Original Filing to address comments issued on December 6, 2012 by the SEC with respect to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, which was amended on January 4, 2013 in response thereto, to the extent such comments are also relevant to the disclosures contained in the Original Filing. Pursuant to Exchange Act Rule 12b-15, new certifications by the Corporation’s principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32, so Item 6 of Part II of the Original Filing has also been amended.

As of the date of the Original Filing, the Corporation’s name was 57th Street General Acquisition Corp. In October 2011, the Corporation changed its name to Crumbs Bake Shop, Inc. Except as expressly provided above, this Amendment No. 1 on Form 10-Q/A speaks as of the date of the Original Filing and the Corporation has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in the Corporation’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

57th Street General Acquisition Corp. (now known as Crumbs Bake Shop, Inc.)

PART I

As used in this report, the term “the Corporation” refers to 57th Street General Acquisition Corp. (now known as Crumbs Bake Shop, Inc.), the term “Holdings” refers to Crumbs Holdings LLC, the term “Crumbs” refers collectively to Holdings and its wholly-owned subsidiaries, and the terms “the “Company”, “we”, “us” and “our” refer collectively to the Corporation and Crumbs.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: (i) the risk that the businesses of Crumbs will not be integrated successfully; (ii) the risk that the benefits anticipated from the business transaction with Crumbs may not be fully realized or may take longer to realize than expected; (iii) the risk that any projections, including earnings, revenue, expenses, synergies, margins or any other financial items are not realized; (iv) the risk of disruption from the business transaction making it more difficult to maintain relationships with customers, employees or suppliers; (v) a reduction in industry profit margin; (vi) the inability to continue the development of the Crumbs brand; (vii) changing interpretations of generally accepted accounting principles; (viii) continued compliance with government regulations; (ix) changing legislation and regulatory environments; (x) the ability to meet the NASDAQ Stock Market continued listing standards; (xi) a lower return on investment; (xii) the inability to manage rapid growth; (xiii) requirements or changes affecting the business in which Crumbs is engaged; (xiv) the general volatility of the market prices of the Corporation’s securities and general economic conditions; (xv) the Corporation’s ability to successfully implement new strategies; (xvi) operating hazards; (xvii) competition; (xviii) the loss of key personnel; (xix) any of the factors in the “Risk Factors” section of the Corporation’s Registration Statement on Form S-3 (File No. 333-175408); (xx) other risks identified in this report; and (xxi) any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

ITEM 1. FINANCIAL STATEMENTS

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(Restated)

ASSETS

Current assets
Cash	$11,514,486	$655,022
Trade receivables	322,738	248,061
Inventories	394,437	240,965
Prepaid rent	528,225	386,718
Deferred financing costs	-	215,302
Other current assets	408,442	81,631

Total current assets	13,168,328	1,827,699

Property and equipment, net	9,396,764	8,784,505

Other assets
Deferred tax asset	4,773,500	-
Restricted cash	605,000	30,000
Intangible assets, net	402,997	429,238
Deposits	280,612	276,513
Other	69,469	35,951

Total other assets	6,131,578	771,702

	$28,696,670	$11,383,906

LIABILITIES, MEMBERS' EQUITY AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,694,499	$2,615,481
Payroll liabilities	200,191	141,337
Sales tax payable	69,639	47,580
Gift cards and certificates outstanding	124,430	120,002

Total current liabilities	2,088,759	2,924,400

Long-term liabilities
Deferred rent	2,210,755	1,863,243
Payable to related parties pursuant to tax receivable agreement	2,386,750	-
Warrant liability	14,186,380	-

Total liabilities	20,872,644	4,787,643

Members' equity	-	6,596,263

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at June 30, 2011	39	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,100,469 shares issued, 5,505,885 outstanding at June 30, 2011	710	-
Additional paid-in capital	27,028,998	-
Accumulated deficit	(6,600,467)	-
Treasury stock, at cost	(15,913,948)	-

Total 57th Street General Acquisition Corp. stockholders' equity	4,515,332	-

Non-controlling interest	3,308,694	-

Total stockholders' equity	7,824,026	-

	$28,696,670	$11,383,906

See accompanying notes to condensed consolidated interim financial statements.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
	(Restated)			(Restated)

Net sales	$10,294,163	$7,915,127		$20,012,768	$15,039,594

Cost of sales
(exclusive of depreciation shown separately below)	4,334,020	3,240,258		8,393,854	6,129,526

Gross profit	5,960,143	4,674,869		11,618,914	8,910,068

Operating expenses
Selling expenses	399,877	345,452		793,356	602,901
Staff expenses	3,258,071	2,029,329		6,108,257	3,977,580
Occupancy expenses	1,799,899	1,264,369		3,422,040	2,370,589
General and administrative	650,781	306,658		1,045,543	579,855
Depreciation and amortization	345,405	200,397		675,199	400,793

	6,454,033	4,146,205		12,044,395	7,931,718

Income (loss) from operations	(493,890)	528,664		(425,481)	978,350

Other income (expense)
Interest and other income	73	27		272	47
Abandoned lease projects	(14,044)	-		(13,444)	(8,486)
Change in fair value of warrant liability	(9,821,340)	-		(9,821,340)	-

	(9,835,311)	27		(9,834,512)	(8,439)

Net income (loss) attributable to the controlling and non-controlling interests	(10,329,201)	528,691		(10,259,993)	969,911

Less: Net (income) loss attributable to non-controlling interest	4,282,487	-		4,253,793	-

Net income (loss) attributable to stockholders	$(6,046,714)	$528,691		$(6,006,200)	$969,911

Net income (loss) per common share, basic and diluted	$(1.18)	$0.19		$(1.07)	$0.57

Weighted average number of common shares outstanding, basic and diluted	5,141,082	2,770,548	*	5,599,274	1,710,607 *

* The weighted average number of common shares outstanding is that of 57th Street General Acquisition Corp.

See accompanying notes to condensed consolidated interim financial statements.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

From January 1, 2010 through June 30, 2011

								Total 57th Street
								General Acquisition		Total	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Corp.	Non-Controlling	Stockholders'	Members'
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Stockholders' Equity	Interest	Equity	Equity
Balances, January 1, 2010	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$6,152,065

Capital distributions	-	-	-	-	-	-	-	-	-	-	(352,173)

Net income	-	-	-	-	-	-	-	-	-	-	796,371

Balances, December 31, 2010 (audited)	-	-	-	-	-	-	-		-	-	6,596,263

Merger of Crumbs Holdings LLC into 57th Street General Acquisition Corp. (Restated)	454,139	45	6,089,075	609	23,297,046	(594,267)	-	22,703,433	8,242,534	30,945,967	(6,596,263)

Common stock tender of 1,594,584 shares pusuant to Offer to Purchase at $9.98 per share	-	-	-	-	-	-	(15,913,948)	(15,913,948)	-	(15,913,948)	-

Warrants exchanged for common stock pursuant to Insider Warrant Exchange Agreement (Restated)	-	-	370,000	37	2,216,115	-	-	2,216,152	743,848	2,960,000	-

Liquidity shares redeemed for
common stock pursuant to Exchange and
Support Agreement	(64,139)	(6)	641,394	64	1,515,837	-	-	1,515,895	(1,423,895)	92,000	-

Net loss (Restated)	-	-	-	-	-	(6,006,200)	-	(6,006,200)	(4,253,793)	(10,259,993)	-

Balances, June 30, 2011 (unaudited) (Restated)	390,000	$39	7,100,469	$710	$27,028,998	$(6,600,467)	$(15,913,948)	$4,515,332	$3,308,694	$7,824,026	$-

See accompanying notes to condensed consolidated interim financial statements.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2011	2010
	(Restated)

Cash flows from operating activities
Net income (loss)	$(10,259,993)	$969,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	675,199	400,793
Abandoned lease projects	13,444	8,486
Change in fair value of warrant liability	9,821,340	-
Changes in operating assets and liabilities:
Trade receivables	(53,016)	21,302
Inventories	(153,472)	(56,401)
Prepaid rent	(141,507)	45,951
Other current assets	(326,811)	(58,145)
Deposits	(4,099)	(45,837)
Accounts payable and accrued expenses	(934,623)	7,712
Payroll liabilities	58,854	(14,705)
Sales tax payable	22,059	(8,097)
Gift cards and certificates outstanding	4,428	11,416
Deferred rent	347,512	209,969

Net cash provided by (used in) operating activities	(930,685)	1,492,355

Cash flows from investing activities
Purchase of restricted certificate of deposit	(575,000)	-
Purchases of property and equipment	(1,224,731)	(1,088,529)
Proceeds from sales of property and equipment	-	135,550
Purchases of intangible assets	(38,882)	(16,050)
Purchases of other assets	(44,566)	-

Net cash used in investing activities	(1,883,179)	(969,029)

Cash flows from financing activities
Proceeds retained from reverse merger	13,752,985	-
Capital distributions	(79,657)	(318,098)

Net cash provided by (used in) financing activities	13,673,328	(318,098)

Net increase in cash	10,859,464	205,228

Cash, beginning of period	655,022	838,528

Cash, end of period	$11,514,486	$1,043,756

Supplemental disclosure of non-cash financing activities
Net assets acquired in reverse merger	$2,087,468	$-

Exchange of New Class B Exchangeable Units for common stock of the Company	$1,423,895	$-

See accompanying notes to condensed consolidated interim financial statements.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	Restatement of financial information

57th Street General Acquisition Corp. (“the Corporation”) has restated its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 to correct its accounting for its outstanding common stock purchase warrants. The warrants were previously accounted for as a component of equity rather than a warrant (derivative) liability. In addition, fair value disclosures related to the warrant (derivative) liability have been added within Note 2 (see “Warrant liability”, “Fair value - definition and hierarchy” and “Fair value - valuation techniques and inputs”) and as Note 4, “Fair value measurements”.

The warrants were issued in May 2010 as part of the Corporation’s initial public offering and are listed for trading on The NASDAQ Capital Market. The terms of the warrants include a provision (the “Price Reduction Provision”) that requires the Corporation to reduce their exercise price by a stated formula if (i) the Corporation completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) at least 70% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board.

In connection with the Corporation’s consolidated financial statements for the year ended December 31, 2012, the Audit Committee and the Corporation’s management further evaluated the warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event in not an input to the fair value of the warrant. Based on its evaluation, the Audit Committee concluded that the Corporation’s warrants are not indexed to the Corporation’s common stock because the transactions that will trigger the Price Reduction Provision are not inputs to the fair value of the warrants. Accordingly, the existence of the Price Reduction Provision in the warrants requires the Corporation to classify them as a warrant (derivative) liability, beginning with the quarter ended June 30, 2011. Under this accounting treatment, the Corporation is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Corporation’s operating results for the current period.

The restatement reflected below resulted in an expense related to the change in fair value of the warrants from May 5, 2011 to June 30, 2011. The adjustments have no impact on the Company’s (defined in Note 2) cash flows, and will not affect previously reported amounts of cash and cash equivalents, operating expenses or operating income (loss).

The effects of the restatement as of and for the three and six months ended June 30, 2011 are summarized below:

	As Previously		As
	Reported	Adjustments	Restated
	($)	($)	($)

Condensed Consolidated Balance Sheet as of June 30, 2011
Warrant liability	-	14,186,380	14,186,380
Total liabilities	6,686,264	14,186,380	20,872,644
Additional paid-in capital	30,297,103	(3,268,105)	27,028,998
Accumulated retained earnings (deficit)	(851,054)	(5,749,413)	(6,600,467)
Non-controlling interest	8,477,556	(5,168,862)	3,308,694
Total stockholders' equity	22,010,406	(14,186,380)	7,824,026

Condensed Consolidated Statement of Operations for the three months ended June 30, 2011
Change in fair value of warrant liability	-	(9,821,340)	(9,821,340)
Net income (loss) attributable to the controlling and non-controlling interests	(507,861)	(9,821,340)	(10,329,201)
Less: Net (income) loss attributable to non-controlling interest	210,559	4,071,928	4,282,487
Net income (loss) attributable to stockholders	(297,302)	(5,749,412)	(6,046,714)
Net income (loss) per common share, basic and diluted	(0.06)	(1.12)	(1.18)

Condensed Consolidated Statement of Operations for the six months ended June 30, 2011
Change in fair value of warrant liability	-	(9,821,340)	(9,821,340)
Net income (loss) attributable to the controlling and non-controlling interests	(438,653)	(9,821,340)	(10,259,993)
Less: Net (income) loss attributable to non-controlling interest	181,866	4,071,927	4,253,793
Net income (loss) attributable to stockholders	(256,787)	(5,749,413)	(6,006,200)
Net income (loss) per common share, basic and diluted	(0.05)	(1.02)	(1.07)

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011
Net income (loss) attributable to the controlling and non-controlling interests	(438,653)	(9,821,340)	(10,259,993)
Change in fair value of warrant liability	-	9,821,340	9,821,340

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies

Unaudited interim financial information

The accompanying condensed consolidated interim financial information of the Corporation and Crumbs Holdings LLC (“Holdings”) and its wholly-owned subsidiaries (such subsidiaries, together with Holdings, are referred to herein as “Crumbs”) as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited and has been prepared on the same basis as the audited consolidated financial statements (the Corporation and Crumbs are collectively referred to herein as the “Company”). In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation’s Third Amended and Restated Offer to Purchase, dated April 18, 2011 (as amended and supplemented on each of April 21, 2011, April 25, 2011, April 26, 2011, April 27, 2011 and May 5, 2011), filed with the Securities and Exchange Commission (the “SEC”).

Reverse merger

On January 9, 2011, the Corporation, 57th Street Merger Sub LLC (“Merger Sub”), Holdings, all the members of Holdings immediately prior to the consummation of the Merger (as described below) (individually, a “Member” or, collectively, the “Members”), and the representatives of Holdings and the Members, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”) pursuant to which the Corporation acquired Holdings. Pursuant to the terms of the Business Combination Agreement, among other things, Merger Sub merged with and into Holdings with Holdings surviving as a non-wholly owned subsidiary of the Corporation (the “Merger”) in exchange for consideration in the form of cash, newly issued preferred stock of the Corporation described below, and newly issued exchangeable units of Holdings described below. The Merger was consummated on May 5, 2011. Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition. The entity surviving the Merger kept the Crumbs Holdings LLC name. In October 2011, the Corporation changed its name to Crumbs Bake Shop, Inc. Because the name change occurred after the date of the accompanying condensed consolidated interim financial statements, these notes and such financial statements refer to 57th Street General Acquisition Corp.

Pursuant to the Business Combination Agreement, upon consummation of the Merger, Holdings amended and restated its limited liability company operating agreement to replace the various classes of its existing membership interests with two new classes of membership interests:

•	a class of membership interests designated New Crumbs Class A Voting Units (the “New Crumbs Class A Voting Units”); and
•	a class of membership interests designated New Crumbs Class B Exchangeable Units (the “New Crumbs Class B Exchangeable Units”).

Upon consummation of the Merger, Holdings issued to the Members an aggregate of 4,541,394 New Crumbs Class B Exchangeable Units, which have limited voting rights. The New Crumbs Class B Exchangeable Units are exchangeable for shares of the Corporation’s common stock on a one for one basis (subject to certain adjustments related to organic dilution) at the request from time to time of any holder of such units pursuant to the terms of an Exchange and Support Agreement (“Exchange and Support Agreement”) between the Members, the Corporation and Holdings. The Corporation accordingly reserved 4,541,394 shares of its common stock for issuance to the Members upon their exchange of New Crumbs Class B Exchangeable Units.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies (continued)

Reverse merger (continued)

Additionally, the Corporation issued to the Members 454,139.4 Series A Voting Preferred Stock of the Corporation (the “Series A Voting Preferred Stock”). Holders of Series A Voting Preferred Sotck have the right to vote on all matters submitted to a vote of the Corporation’s common stockholders, voting together with the holders of common stock as a single class, each share of Series A Voting Preferred Stock held on the record date for determining stockholders initially will be entitled to 10 votes (subject to organic dilution). Upon exchange of the New Crumbs Class B Exchangeable Units in accordance with the Exchange and Support Agreement, a proportionate amount of shares of Series A Voting Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the New Crumbs Class B Exchangeable Units, the Series A Voting Preferred Stock will not be redeemable. Except as provided in the Exchange and Support Agreement and the Business Combination Agreement, the Series A Voting Preferred Stock will have no other conversion, preemptive or other subscription rights with respect to the Series A Voting Preferred Stock and there are no sinking fund provisions applicable to the Series A Voting Preferred Stock.

Upon consummation of the Merger, Holdings issued 4,494,491 New Crumbs Class A Voting Units to the Corporation. Holders of New Crumbs Class A Voting Units possess all voting rights in Holdings on ordinary matters. The Corporation is the sole holder of New Crumbs Class A Voting Units. In the event Members exchange their New Crumbs Class B Exchangeable Units for the Corporation’s common stock, the Corporation will be issued New Crumbs Class A Voting Units equal to the number of New Crumbs Class B Exchangeable Units being exchanged pursuant to the Exchange and Support Agreement.

The aggregate amount of cash consideration paid by the Company pursuant to the Business Combination Agreement was $22,086,060.

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

Holdings was the sole member of 50 limited liability companies, all operating under the trade name “Crumbs Bake Shop,” as of June 30, 2011. A new limited liability company is formed for each retail location and business, and as of June 30, 2011, 35 retail locations, the wholesale business, e-commerce and catering business were in operation.

Basis of presentation

The condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”).

Principles of consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Corporation and Crumbs. Intercompany transactions and balances have been eliminated in consolidation.

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

Restricted cash

As of June 30, 2011 and 2010, the Company had $575,000 and $30,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (See Note 5). The letters of credit are required as security deposits for certain of Crumbs’ non-cancellable retail store operating leases.

Income taxes

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The Company files income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. Generally, the Company is subject to income tax examinations by major taxing authorities since inception.

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

Tax receivable agreement

Holdings intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of New Crumbs Class B Exchangeable Units for shares of the Corporation’s common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of New Crumbs Class B Exchangeable Units. As a result of both the initial purchase of New Crumbs Class B Exchangeable Units from the Members in connection with the Merger and these subsequent exchanges, the Corporation will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of New Crumbs Class B Exchangeable Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that the Corporation would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies (continued)

Tax receivable agreement (continued)

The Corporation entered into a tax receivable agreement with Holdings that will provide for the payment by the Corporation to the Members an amount equal to 50% of the amount of the benefits, if any, that the Corporation is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of the Corporation and not of Holdings. For purposes of the tax receivable agreement, the benefit deemed realized by the Corporation will be computed by comparing the actual income tax liability of the Corporation (calculated with certain assumptions) to the amount of such taxes that the Corporation would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had the Corporation not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless the Corporation exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or the Corporation breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if the Corporation had exercised its right to terminate the agreement.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash in banks, certificates of deposit, and accounts receivable. The carrying amounts for cash and cash equivalents and accounts receivable approximate fair value due to the short term nature of the instruments.

Warrant liability

The Company accounts for the Corporation’s 5,456,300 outstanding publicly-traded warrants in accordance with the guidance contained in ASC 815-40-15-7D. Pursuant to this guidance, management has determined that the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Corporation has been estimated using the warrants’ quoted market price.

Fair value - definition and hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are to be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments are not applied to Level 1 investments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these investments does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies (continued)

Fair value - definition and hierarchy (continued)

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Fair value - valuation techniques and inputs

Warrant liability: The Company determined the fair value of the warrant liability using the quoted market prices for the warrants. On reporting dates where there are no active trades, the Company uses the last reported sales price of the warrants to determine the fair value (Level 2).

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2011, the Corporation did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

3.	Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At June 30, 2011 and December 31, 2010, inventories consist of the following:

	Unaudited June 30, 2011	Audited December 31, 2010

Packaging	$202,623	$54,980
E-Commerce packaging	131,411	117,445
Merchandise	18,343	45,599
Store supplies	42,060	22,941

Total Inventory	$394,437	$240,965

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

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair value measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$14,186,380

5.	Letters of credit

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

The certificates of deposit used to secure the letters of credit are recorded as restricted cash in the balance sheet (See Note 2).

6.	Related party

In 2010, Crumbs leased building space for seven of its retail locations as a sub-lease from Bauer Holdings, Inc., formerly known as Crumbs, Inc., a member of Holdings. Crumbs paid the original unrelated lessor directly at the original term of the agreements. Two of these sub-leases were terminated during 2010, and the remaining five sub-leases were assigned to their respective successor entities in the second quarter of 2011.

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

57TH STREET GENERAL ACQUISITION CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

7.	Preferred stock

The Corporation is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse Merger” in Note 2), the Members were issued 4,541,394 New Crumbs Class B Exchangeable Units and 454,139.4 shares of Series A Voting Preferred Stock. Upon exchange of the New Crumbs Class B Exchangeable Units in accordance with the Exchange and Support Agreement, shares of the Corporation’s common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and concurrently, a proportionate amount of shares of Series A Voting Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the New Crumbs Class B Exchangeable Units, the Series A Voting Preferred Stock will not be redeemable.

In June 2011, 641,394 New Crumbs Class B Exchangeable Units were exchanged for 641,394 shares of the Corporation’s common stock, and in turn, 64,139.4 shares of Series A Voting Preferred Stock were automatically redeemed and cancelled pursuant to the Exchange and Support Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

About the Corporation and Crumbs

The Corporation was formed in Delaware in October 2009 under the name 57th Street General Acquisition Corp. The Corporation entered into a Business Combination Agreement dated as of January 9, 2011 and amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (as amended, from time-to-time, the “Business Combination Agreement”), by and among the Corporation, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of the Corporation (“Merger Sub”), Holdings, a Delaware limited liability company, the members of Holdings immediately prior to the consummation of the Merger (the “Members”) and the representatives of the Members and Holdings pursuant to which, subject to the terms and conditions contained therein, Merger Sub was merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of the Corporation (the “Merger”). Holdings, the entity surviving the Merger, kept the Crumbs Holdings LLC name. The Corporation changed its name to Crumbs Bake Shop, Inc. in October 2011.

We, through Holdings and its wholly-owned subsidiaries, operate our business under the trade name of Crumbs Bake Shop. We offer a wide variety of cupcakes, cakes, pies, cookies and other baked treats. Cupcake sales have historically comprised the majority of our business. Crumbs believes that its baked goods appeal to a wide demographic of customers who span every socio-economic class. Crumbs operates in urban, suburban, commercial, and residential markets. More recently, it has expanded into transportation hubs, such as Union Station in Washington, D.C. and the Continental Airlines Terminal at Newark Liberty International Airport in Newark, New Jersey.

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

2011 Highlights

Store Development. During the six months ended June 30, 2011, we opened two new Crumbs Bake Shop store locations. Upon consummation of the Merger and the other transactions contemplated thereby, our management began to identify new potential locations to further our expansion efforts. As of August 1, 2011, we had executed 14 leases for upcoming store locations and were in the process of negotiating seven additional leases. We anticipate opening a total of 16 to 18 new stores prior to December 31, 2011, bringing the total number of stores in operation at year end 2011 from 35 to 49-51.

Sales Growth. Total sales grew from approximately $15.0 million to approximately $20.0 million for the first six months of 2011 when compared to the same period in 2010, an increase of 33%.

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

Net Sales

Although cupcakes represented 77% of Crumbs’ net sales during the three and six months ended June 30, 2011, each Crumbs store offers more than 150 different baked goods daily. Products include a full line of breakfast items, such as danishes, scones, croissants and muffins, as well as other popular desserts including brownies, cakes, pies and cookies. The stores also carry beverages including whole leaf teas, espresso based drinks, drip coffees, hot chocolate, homemade sodas, and fresh squeezed lemonade. Beverages represented 9% of Crumbs’ net sales during the three and six months ended June 30, 2011. The remaining net sales are primarily attributable to delivery and handling charges.

On January 1, 2011, there were 22 stores in the same store sales base, with three additional stores entering the base during the six months ended June 30, 2011. There were no stores that entered the same store sales base during the three months ended June 30, 2011. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales reported for the three and six months ended June 30, 2011 were $10.3 million and $20.0 million, respectively, an increase of 30% and 33% as compared to $7.9 million and $15.0 million, respectively, for the same periods in 2010. The increase in net sales for the three months ended June 30, 2011 was primarily attributable to $2.8 million in sales from 10 new stores opened between August 11, 2010 and June 30, 2011. The increase was offset by a $0.5 million decrease in same store sales for 19 stores in the same store sales base. The increase in net sales for the six months ended June 30, 2011 was largely attributable to $5.3 million in sales from 13 new stores opened between November 4, 2009 and June 30, 2011. The increase was offset by a $0.7 million decrease in same store sales from 15 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The decrease in same store sales was predominantly due to the negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened, lack of sufficient new and innovative product offerings and deterioration in the quality of store level staffing and support.

Net sales reported from our catering services, e-commerce division and wholesale distribution business for the six months ended June 30, 2011 was $1.3 million, an increase of 9% as compared to $1.2 million for the same period in 2010, while net sales remained approximately the same at $0.6 million for the three months ended 2011 and 2010. The primary contributor to the increase for the six months ended June 30, 2011 was the growth of our e-commerce division.

Cost of Sales

Product purchases for resale comprise the majority of cost of sales. Baked goods are delivered to Crumbs’ stores by independent commercial bakeries. In each major market, Crumbs contracts with a bakery able to exclusively supply proprietary products to Crumbs’ stores within a two hour drive. As of the date of this report, Crumbs had relationships with commercial bakeries in New York, Los Angeles, Northern Virginia and Illinois. Beverage materials and packaging are purchased from both national and local vendors. Delivery expenses for the stores are handled by local couriers. The e-commerce division utilizes a fulfillment company in New York for both shipping and handling.

Cost of sales reported for the three and six months ended June 30, 2011 were $4.3 million and $8.4 million, respectively, an increase of 34% and 37% as compared to $3.2 million and $6.1 million, respectively, for the same periods in 2010. Cost of sales as a percentage of net sales increased 1.2% for both the three and six month periods ended June 30, 2011. The increase was primarily attributable to increases in packaging and beverage costs, excess inventory during periods of bad weather and increased percentage of net sales from suburban stores, which maintain more excess baked goods inventory than our urban stores.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, advertising (most of Crumbs’ advertising expenses are related to the e-commerce division) and product promotional giveaways.

Selling expenses reported for the three and six month periods ended June 30, 2011 were $0.4 million and $0.8 million, respectively, an increase of 16% and 32% as compared to $0.3 million and $0.6 million, respectively, for the same periods in 2010. This increase was due to additional expenses associated with our growth particularly in the new markets of Washington, DC and Chicago, and was consistent with our growth in net sales.

Staff expenses include salaries and wages for both Crumbs retail store employees and corporate positions, guaranteed payments to the members of Crumbs, as well as employment taxes, medical insurance and workers compensation insurance.

Staff expenses reported for the three and six month periods ended June 30, 2011 were $3.3 million and $6.1 million, respectively, an increase of 61% and 54% as compared to $2.0 million and $4.0 million, respectively, for the same periods in 2010. Of the totals, $2.2 million and $4.3 million, respectively, were attributable to store staff expenses for the three and six month periods ended June 30, 2011. For the three and six month periods ended June 30, 2010, $1.4 million and $2.7 million, respectively, were attributable to store staff expenses. The staff expense increases were primarily attributable to the addition of corporate staff and the addition of staff for new stores. The Company increased corporate salaries and added 14 corporate positions during the 12 months ended June 30, 2011, which increased staff expenses by approximately $0.2 million and $0.4 million during the three and six months ended June 30, 2011, respectively, In addition, Crumbs opened 10 new stores during the 12 months ended June 30, 2011 and staffed the stores with 115 new store staff positions, which increased staff expenses by approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2011.

The Company leases all of its retail store locations and its corporate offices. The leases range in term from five to 15 years, many with options to extend up to 20 years. Most of the leases include periods of free rent and monthly rental rate escalation clauses. The Company amortizes the total rent to be paid during the lease term on a straight line basis over the entire base period of each lease. This treatment causes a non-cash expense in the early years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance, advertising and commissions are included. Other expenses, such as utilities, cleaning, licenses, kosher certification, maintenance, property and liability insurance are also included.

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

General and Administrative expenses include retail store based expenses for miscellaneous supplies, uniforms and quality control. The category also includes corporate expenses such as office supplies, travel, professional fees and bank service charges.

General and Administrative expenses reported for the three and six month periods ended June 30, 2011 were $0.7 million and $1.0 million, respectively, an increase of 112% and 80% as compared to $0.3 million and $0.6 million, respectively, for the same periods in 2010. While some store related expenses are included, most of these expenses are corporate. Approximately $190,000 of the increase for the three months ended June 30, 2011 was attributable to expenses associated with being a public company, $78,000 of which is not expected to reoccur. Over $72,000 are fees associated with recruiting for a vice president of real estate position and other management positions.

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

Other income (expense) reported for both of the three and six month periods ended June 30, 2011 was $(9.8) million, which was primarily composed of expense resulting from the change in fair value of the liability associated with the Corporation’s outstanding warrants to purchase common stock. See Notes 1, 3 and 7 to the condensed consolidated interim financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

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

Liquidity and Capital Resources

As a result of the Merger, which was consummated on May 5, 2011, approximately $13.7 million was contributed towards the future expansion of Crumbs. The Company’s primary source of liquidity from operations is cash generated from the sale of baked goods, beverages and merchandise. The Company’s primary uses of cash are cost of sales, operating expenses, capital expenditures, and tax distributions by Crumbs to certain of Crumbs’ members subject to individual level taxation on profits and payments to members under the tax benefit agreement.

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

Cash Flows

The Company’s net cash used in operating activities was $0.9 million for the six months ended June 30, 2011, as compared to $1.5 million provided by operating activities for the same period of the prior year. The increase in operating cash outflows for the six months ended June 30, 2011 was partially due to operating expense increases, inventory increases attributable to additional stores and additional packaging related to e-commerce shipments of new products, a $124,000 increase in prepaid rent as a result of payments due pursuant to nine new leases executed in 2011, a $115,000 increase in prepaid insurance related to directors and officers liability coverage, and a $0.9 million reduction in accounts payable primarily attributable to construction costs from stores opened in late 2010.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company describes its significant accounting policies in Note 1 of its consolidated financial statements in the Corporation’s Third Amended and Restated Offer to Purchase, dated April 18, 2011 (as amended and supplemented on each of April 21, 2011, April 25, 2011, April 26, 2011, April 27, 2011 and May 5, 2011), filed with the SEC. The preparation of the financial statements requires the Company to makes estimates, judgments and assumptions, which it believes to be reasonable, based on the information available. Actual results could differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and estimates require management’s most subjective judgment in making estimates used in the preparation of its financial statements.

Impairment of Long-Lived Assets. When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates long-lived assets for impairment. The Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, an impairment loss is calculated based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on future store revenue and operating costs, using internal projections. Cash flows for retail assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell.

Estimates of future cash flows can be significantly impacted by many factors, including operating costs, competition and consumer and demographic trends. A change in projections used to determine future cash flows or a change in judgment regarding the ability to use tangible property in alternate locations could alter the impairment amounts recognized.

Lease Obligations. The Company leases retail stores and office space under operating leases. Most lease agreements contain rent escalation clauses, and some contain contingent rent provisions, tenant improvement allowances and rent holidays. Many also contain options to extend the term in up to five year increments. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when Crumbs enters the space and begins to make improvements in preparation for its intended use and excludes future renewal periods. The Company also depreciates leasehold improvements over the lesser of an asset’s useful life or the term of the lease, excluding future renewal periods. If the Company changed its estimates by including renewal options in its calculations, rent expense and depreciation expense would differ.

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

Income Taxes. The Company complies with Financial Accounting Standards Board Accounting Standards Codification 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

At the date of the Merger, the Corporation recorded a deferred tax asset of approximately $9.55 million for the estimated income tax effect of the increase in tax basis of the purchased interests and future projected payments under the Tax Receivable Agreement. The Corporation recorded a valuation allowance of approximately $4.77 million based on its estimation of projected future taxable income. A change in estimation of projected future taxable income would likely result in a different valuation allowance.

Restatement of Financial Information

On February 12, 2013, the Audit Committee of the Board of Directors of the Corporation concluded, after consulting with management, that the Corporation’s consolidated financial statements for the year ended December 31, 2011 that were included in the Corporation’s Annual Report on Form 10-K for the year then ended and the consolidated financial statements for each of the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011 that were included in the Corporation’s Quarterly Reports on Form 10-Q for those quarters (collectively, the “Prior Financial Statements”) should no longer be relied upon because of an error in the Prior Financial Statements relating to the Corporation’s accounting for its outstanding common stock warrants.

A more detailed description of the restatements made to the financial statements for the three and six month periods ended June 30, 2011 is provided in Note 1 to the condensed consolidated interim financial statements included with this report.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements and do not believe the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Exchange Act with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Corporation’s principal executive officer (“PEO”) and the principal accounting and financial officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Prior to August 15, 2011, an evaluation of the effectiveness of these disclosure controls as of June 30, 2011 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, concluded and disclosed in the Original Report that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level. As discussed in the Explanatory Note to this amended report and in Note 1 to the condensed consolidated interim financial statements presented herein, however, management subsequently discovered that the Corporation, which has historically classified its outstanding common stock purchase warrants as equity, is required pursuant to Accounting Standards Codification Subtopic 815-40, Contracts in Entity’s Own Equity, to classify such warrants as a warrant (derivative) liability. In light of this discovery, our disclosure controls and procedures as of June 30, 2011 have been re-evaluated under the supervision and with the participation of management, including the PEO and the PAO. Based on such re-evaluation, such officers have determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2011. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

During the second quarter of 2011, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

The exhibits that are filed or furnished with this report are listed in the Exhibit Index that immediately follows the signatures hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRUMBS BAKE SHOP, INC.
(f/k/a 57th Street General Acquisition Corp.)

April 12, 2013	By:	/s/ John D. Ireland
John D. Ireland
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

