Form 10-Q/A
period 2011-09-30
Crumbs Bake Shop, Inc.
filed 2013-04-12
CIK 1476719

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

57th Street General Acquisition Corp.

(Former Name, Former Address, and Former Fiscal

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Crumbs Bake Shop, Inc. (“CBS”) on Form 10-Q for the quarter ended September 30, 2011 which was initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011 (the “Original Filing”), is being filed to restate CBS’ consolidated financial statements contained therein and to make related revisions to certain other items of the Original Filing. Specifically, Items 1 and 2 of Part I of the Original Filing have been amended to reflect the reclassification of CBS’ outstanding common stock purchase warrants from equity to a warrant (derivative) liability, and Item 4 of Part I of the Original Filing has been amended with respect to management’s conclusions regarding CBS’ disclosure controls and procedures. In addition, CBS has revised portions of Items 1 and 2 of Part I of the Original Filing to address comments issued on December 6, 2012 by the SEC with respect to CBS’ Annual Report on Form 10-K for the year ended December 31, 2011, which was amended on January 4, 2013 in response thereto, to the extent such comments are also relevant to the disclosures contained in the Original Filing. Pursuant to Exchange Act Rule 12b-15, new certifications by CBS’ principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32, so Item 6 of Part II of the Original Filing has also been amended.

Except as expressly provided above, this Amendment No. 1 on Form 10-Q/A speaks as of the date of the Original Filing and CBS has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in CBS’ reports filed with the SEC subsequent to the date on which the Original Report was filed.

Crumbs Bake Shop, Inc.

PART I

As used in this report, the term “CBS” refers to Crumbs Bake Shop, Inc., the term “Holdings” refers to Crumbs Holdings LLC, the term “Crumbs” refers collectively to Holdings and its wholly-owned subsidiaries, and the terms “the “Company”, “we”, “us” and “our” refer collectively to CBS and Crumbs.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: (i) the risk that the businesses of Crumbs will not be integrated successfully; (ii) the risk that the benefits anticipated from the business transaction with Crumbs may not be fully realized or may take longer to realize than expected; (iii) the risk that any projections, including earnings, revenue, expenses, synergies, margins or any other financial items are not realized; (iv) the risk of disruption from the business transaction making it more difficult to maintain relationships with customers, employees or suppliers; (v) a reduction in industry profit margin; (vi) the inability to continue the development of the Crumbs brand; (vii) changing interpretations of generally accepted accounting principles; (viii) continued compliance with government regulations; (ix) changing legislation and regulatory environments; (x) the ability to meet the NASDAQ Stock Market continued listing standards; (xi) a lower return on investment; (xii) the inability to manage rapid growth; (xiii) requirements or changes affecting the business in which Crumbs is engaged; (xiv) the general volatility of the market prices of CBS’ securities and general economic conditions; (xv) the Company’s ability to successfully implement new strategies; (xvi) operating hazards; (xvii) competition; (xviii) the loss of key personnel; (xix) any of the factors in the “Risk Factors” section of CBS’ Registration Statement on Form S-3 (File No. 333-175408); (xx) other risks identified in this report; and (xxi) any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(Restated)

ASSETS

Current assets
Cash	$8,628,335	$655,022
Trade receivables	330,750	248,061
Inventories	365,836	240,965
Prepaid rent	576,997	386,718
Deferred financing costs	-	215,302
Other current assets	349,808	81,631

Total current assets	10,251,726	1,827,699

Property and equipment, net	11,287,077	8,784,505

Other assets
Deferred tax asset	4,773,500	-
Restricted certificates of deposit	673,000	30,000
Intangible assets, net	383,577	429,238
Deposits	286,853	276,513
Other	93,064	35,951

Total other assets	6,209,994	771,702

	$27,748,797	$11,383,906

LIABILITIES, MEMBERS' EQUITY AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,726,383	$2,615,481
Payroll liabilities	391,061	141,337
Sales tax payable	69,472	47,580
Gift cards and certificates outstanding	124,425	120,002

Total current liabilities	2,311,341	2,924,400

Long-term liabilities
Deferred rent	2,665,279	1,863,243
Payable to related parties pursuant to tax receivable agreement	2,386,750	-
Warrant liability	1,909,705	-

Total liabilities	9,273,075	4,787,643

Members' equity	-	6,596,263

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at September 30, 2011	39	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,100,469 shares issued, 5,505,885 outstanding at September 30, 2011	710	-
Additional paid-in capital	26,986,744	-
Accumulated deficit	(326,718)	-
Treasury stock, at cost	(15,913,948)	-

Total Crumbs Bake Shop, Inc. stockholders' equity	10,746,827	-

Non-controlling interest	7,728,895	-

Total stockholders' equity	18,475,722	-

	$27,748,797	$11,383,906

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Restated)		(Restated)

Net sales	$8,876,352	$7,505,940	$28,889,120	$22,545,536

Cost of sales
(exclusive of depreciation shown separately below)	3,768,076	3,061,819	12,194,066	9,212,198

Gross profit	5,108,276	4,444,121	16,695,054	13,333,338

Operating expenses
Selling expenses	282,910	239,096	1,010,002	817,921
Staff expenses	3,100,749	2,081,545	9,208,912	5,982,307
Occupancy expenses	1,827,159	1,240,024	5,191,957	3,504,316
General and administrative	659,639	349,146	1,682,279	935,294
New store expenses	418,555	171,222	532,923	351,270
Depreciation and amortization	362,277	212,882	1,037,476	613,676

	6,651,289	4,293,915	18,663,549	12,204,784

Income (loss) from operations	(1,543,013)	150,206	(1,968,495)	1,128,554

Other income (expense)
Interest and other income	61	56	334	103
Abandoned lease projects	(6,184)	(189,532)	(19,628)	(198,018)
Change in fair value of warrant liability	12,276,675	-	2,455,335	-

	12,270,552	(189,476)	2,436,041	(197,915)

Income (loss) before income taxes	10,727,539	(39,270)	467,546	930,639

Income taxes	10,510	-	10,510	-

Net income (loss) attributable to the controlling and non-controlling interests	10,717,029	(39,270)	457,036	930,639

Less: Net (income) loss attributable to non-controlling interest	(4,443,280)	-	(189,487)	-

Net income (loss) attributable to stockholders	$6,273,749	$(39,270)	$267,549	$930,639

Net income (loss) per common share, basic and diluted	$1.14	$(0.01)	$0.05	$0.29

Weighted average number of common shares outstanding, basic and diluted	5,505,885	6,062,556 *	5,567,802	3,177,198 *

* The weighted average number of common shares outstanding is that of Crumbs Bake Shop, Inc.

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

From January 1, 2010 through September 30, 2011

								Total Crumbs Bake		Total	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Shop, Inc.	Non-Controlling	Stockholders'	Members'
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Stockholders' Equity	Interest	Equity	Equity
Balances, January 1, 2010	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$6,152,065

Capital distributions	-	-	-	-	-	-	-	-	-	-	(352,173)

Net income	-	-	-	-	-	-	-	-	-	-	796,371

Balances, December 31, 2010 (Audited)											6,596,263

Merger of Crumbs Holdings LLC into 57th Street Merger Sub LLC (Restated)	454,139	45	6,089,075	609	23,254,792	(594,267)	-	22,661,179	8,219,455	30,880,634	(6,596,263)

Common stock tender of 1,594,584 shares pursuant to Offer to Purchase at $9.98 per share	-	-	-	-	-	-	(15,913,948)	(15,913,948)	-	(15,913,948)	-

Warrants exchanged for common stock pursuant to Insider Warrant Exchange Agreement (Restated)	-	-	370,000	37	2,216,115	-	-	2,216,152	743,848	2,960,000	-

Liquidity shares exchanged for common stock pursuant to Exchange and Support Agreement	(64,139)	(6)	641,394	64	1,515,837	-	-	1,515,895	(1,423,895)	92,000	-

Net loss (Restated)	-	-	-	-	-	267,549	-	267,549	189,487	457,036	-

Balances, September 30, 2011 (Unaudited) (Restated)	390,000	$39	7,100,469	$710	$26,986,744	$(326,718)	$(15,913,948)	$10,746,827	$7,728,895	$18,475,722	$-

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2011	2010
	(Restated)

Cash flows from operating activities
Net income (loss)	$457,036	$930,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,037,476	613,676
Abandoned lease projects	19,628	198,018
Change in fair value of warrant liability	(2,455,335)	-
Changes in operating assets and liabilities:
Trade receivables	(61,028)	12,188
Inventories	(124,871)	(46,054)
Prepaid rent	(190,279)	(24,749)
Other current assets	(268,177)	(102,774)
Deposits	(10,340)	(15,356)
Accounts payable and accrued expenses	(902,739)	(70,134)
Payroll liabilities	249,724	136,374
Sales tax payable	21,892	10,634
Gift cards and certificates outstanding	4,423	13,717
Deferred rent	802,036	373,124

Net cash provided by (used in) operating activities	(1,420,554)	2,029,303

Cash flows from investing activities
Purchase of restricted certificates of deposit	(643,000)	-
Purchases of property and equipment	(3,448,039)	(1,650,128)
Proceeds from sales of property and equipment	-	135,550
Purchases of intangible assets	(52,024)	(39,899)
Purchases of other assets	(71,065)	-

Net cash used in investing activities	(4,214,128)	(1,554,477)

Cash flows from financing activities
Proceeds retained from reverse merger	13,697,319	-
Capital distributions	(89,324)	(334,251)

Net cash provided by (used in) financing activities	13,607,995	(334,251)

Net increase in cash	7,973,313	140,575

Cash, beginning of period	655,022	808,528

Cash, end of period	$8,628,335	$949,103

Supplemental disclosure of non-cash financing activities
Net assets acquired in reverse merger	$2,087,468	$-

Exchange of New Crumbs Class B Exchangeable Units for common stock of Crumbs Bake Shop, Inc.	$1,423,895	$-

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1.	Restatement of financial information

Crumbs Bake Shop, Inc., formerly known as 57th Street General Acquisition Corp., (“CBS”) has restated its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 to correct its accounting for its outstanding common stock purchase warrants. The warrants were previously accounted for as a component of equity rather than a warrant (derivative) liability. In addition, fair value disclosures related to the warrant (derivative) liability have been added within Note 2 (see “Warrant liability”, “Fair value-definition and hierarchy” and “Fair value-valuation techniques and inputs”) and as Note 4, “Fair value measurements.”

The warrants were issued in May 2010 as part of CBS’ initial public offering and are listed for trading on The NASDAQ Capital Market. The terms of the warrants include a provision (the “Price Reduction Provision”) that requires CBS to reduce their exercise price by a stated formula if (i) CBS completes a transaction involving a reclassification or reorganization of the outstanding shares of its common stock, a merger or consolidation in which it is not the surviving company, or a sale of its assets and (ii) at least 70% of the consideration payable to common stockholders as a result of that transaction is not common stock listed on a national securities exchange or the OTC Bulletin Board.

In connection with CBS’ consolidated financial statements for the year ended December 31, 2012, the Audit Committee and CBS’ management further evaluated the warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event in not an input to the fair value of the warrant. Based on its evaluation, the Audit Committee concluded that CBS’ warrants are not indexed to CBS’ common stock because the transactions that will trigger the Price Reduction Provision are not inputs to the fair value of the warrants. Accordingly, the existence of the Price Reduction Provision in the warrants requires CBS to classify them as a warrant (derivative) liability, beginning with the quarter ended June 30, 2011. Under this accounting treatment, CBS is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in CBS’ operating results for the current period.

The restatement reflected below resulted in an expense related to the changes in fair value of the warrants from May 5, 2011 to June 30, 2011 and June 30, 2011 to September 30, 2011. The adjustments have no impact on the Company’s (defined in Note 2) cash flows, and will not affect previously reported amounts of cash and cash equivalents, operating expenses or operating income (loss).

	As Previously		As
	Reported	Adjustments	Restated
	($)	($)	($)

Condensed Consolidated Balance Sheet as of September 30, 2011
Warrant liability	-	1,909,705	1,909,705
Total liabilities	7,363,370	1,909,705	9,273,075
Additional paid-in capital	30,254,849	(3,268,105)	26,986,744
Accumulated retained earnings (deficit)	(1,764,071)	1,437,353	(326,718)
Non-controlling interest	7,807,848	(78,953)	7,728,895
Total stockholders' equity	20,385,427	(1,909,705)	18,475,722

Condensed Consolidated Statement of Operations for the three months ended September 30, 2011
Change in fair value of warrant liability	-	12,276,675	12,276,675
Net income (loss) attributable to the controlling and non-controlling interests	(1,559,646)	12,276,675	10,717,029
Less: Net (income) loss attributable to non-controlling interest	646,629	(5,089,909)	(4,443,280)
Net income (loss) attributable to stockholders	(913,017)	7,186,766	6,273,749
Net income (loss) per common share, basic and diluted	(0.17)	1.31	1.14

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011
Change in fair value of warrant liability	-	2,455,335	2,455,335
Net income (loss) attributable to the controlling and non-controlling interests	(1,998,299)	2,455,335	457,036
Less: Net (income) loss attributable to non-controlling interest	828,495	(1,017,982)	(189,487)
Net income (loss) attributable to stockholders	(1,169,804)	1,437,353	267,549
Net income (loss) per common share, basic and diluted	(0.21)	0.26	0.05

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011
Net income (loss) attributable to the controlling and non-controlling interests	(1,998,299)	2,455,335	457,036
Change in fair value of warrant liabiilty	-	(2,455,335)	(2,455,335)

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying condensed consolidated interim financial information of CBS and Crumbs Holdings LLC (“Holdings”) and its wholly-owned subsidiaries (such subsidiaries, together with Holdings, are referred to herein as “Crumbs”) as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited and has been prepared on the same basis as the audited consolidated financial statements (CBS and Crumbs are collectively referred to herein as the “Company”). In the opinion of management, such unaudited financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information. Operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Third Amended and Restated Offer to Purchase, dated April 18, 2011 (as amended and supplemented on each of April 21, 2011, April 25, 2011, April 26, 2011, April 27, 2011 and May 5, 2011), filed with the Securities and Exchange Commission.

Reverse Merger

On January 9, 2011, CBS, 57th Street Merger Sub LLC (“Merger Sub”), Holdings, all the members of Holdings immediately prior to the consummation of the Merger (as described below) (individually, a “Member” or, collectively, the “Members”), and the representatives of Holdings and the Members, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011, (the “Business Combination Agreement”) pursuant to which CBS acquired Holdings. Pursuant to the terms of the Business Combination Agreement, among other things, Merger Sub merged with and into Holdings with Crumbs surviving as a non-wholly owned subsidiary of CBS (the “Merger”) in exchange for consideration in the form of cash, newly issued preferred stock of CBS, and newly issued exchangeable units of Holdings. The Merger was consummated on May 5, 2011. Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition. The entity surviving the Merger kept the Crumbs Holdings LLC name.

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

Upon consummation of the Merger, Holdings issued to the Members an aggregate of 4,541,394 New Crumbs Class B Exchangeable Units, which have limited voting rights. The New Crumbs Class B Exchangeable Units are exchangeable for shares of CBS’ common stock on a one for one basis (subject to certain adjustments related to organic dilution) at the request from time to time of any holder of such units pursuant to the terms of an Exchange and Support Agreement (“Exchange and Support Agreement”) between the Members, CBS, and Holdings. CBS accordingly reserved 4,541,394 shares of its common stock for issuance to the Members upon their exchange of 4,541,394 New Crumbs Class B Exchangeable Units. CBS also reserved an additional 4,400,000 shares of its common stock for issuance in exchange for up to 4,400,000 New Crumbs Class B Exchangeable Units which may be earned by the Members if certain financial or stock price targets are met.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies (continued)

Reverse Merger (continued)

Additionally, CBS issued to the Members 454,139.4 shares of Series A Voting Preferred Stock of CBS (the “Series A Voting Preferred Stock“). Holders of Series A Voting Preferred Stock have the right to vote on all matters submitted to a vote of CBS’ common stockholders, voting together with the holders of common stock as a single class; each share of Series A Voting Preferred Stock held on the record date for determining stockholders initially will be entitled to 10 votes (subject to adjustment for organic dilution). Upon exchange of the New Crumbs Class B Exchangeable Units in accordance with the Exchange and Support Agreement, a proportionate amount of shares of Series A Voting Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the New Crumbs Class B Exchangeable Units, the Series A Voting Preferred Stock will not be redeemable. Except as provided in the Exchange and Support Agreement and the Business Combination Agreement, Series A Voting Preferred Stock will have no other conversion, preemptive or other subscription rights with respect to the Series A Voting Preferred Stock , and there are no sinking fund provisions applicable to the Series A Voting Preferred Stock.

Upon consummation of the Merger, Holdings issued to CBS 4,494,491 New Crumbs Class A Voting Units. Holders of New Crumbs Class A Voting Units possess all voting rights in Crumbs on ordinary matters. CBS is the sole holder of New Crumbs Class A Voting Units. In the event Members exchange their New Crumbs Class B Exchangeable Units for CBS common stock, CBS will be issued New Crumbs Class A Voting Units equal to the number of New Crumbs Class B Exchangeable Units being exchanged pursuant to the Exchange and Support Agreement.

The aggregate amount of cash consideration paid by the Company pursuant to the Business Combination Agreement was approximately $22 million.

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

Holdings was the sole member of 59 limited liability companies, all operating under the trade name “Crumbs Bake Shop,” as of September 30, 2011. A new limited liability company is formed for each retail location and business, and as of September 30, 2011, 39 retail locations, the wholesale business, e-commerce and catering business were in operation.

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

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Sales Incentives and Promotions

Expenses related to buy-one-get-one-free incentives and product costs associated with redemptions from our coffee loyalty card program, through which customers receive free product after a designated number of purchases are recorded in cost of sales (See “Reclassifications” within Note 2). Ongoing promotional product giveaway costs are included in selling expenses, whereas product giveaway costs associated with new store openings are included in new store expenses.

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

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

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

Tax Receivable Agreement

Holdings intends to make an election under Section 754 of the Internal Revenue Code (the "Code") effective for each taxable year in which an exchange of New Crumbs Class B Exchangeable Units for shares of CBS’ common stock as described above occurs, which may result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of New Crumbs Class B Exchangeable Units. As a result of both the initial purchase of New Crumbs Holdings Class B Exchangeable Units from the Members in connection with the Merger and these subsequent exchanges, CBS will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of New Crumbs Class B Exchangeable Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that CBS would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

Warrant liability

The Company accounts for CBS’ 5,456,300 outstanding publicly-traded warrants in accordance with the guidance contained in ASC 815-40-15-7D. Pursuant to this guidance, management has determined that the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Corporation has been estimated using the warrants’ quoted market price.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

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

Net Income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Warrants to purchase 5,456,300 shares of common stock for the three and nine months ended September 30, 2011 and 2010 were excluded from the calculation of diluted income (loss) per share because they would have been anti-dilutive. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

Recently issued accounting standards

The Company does not believe that the adoption of any recently issued accounting standards will have a material impact on its financial position and results of operations.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

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

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Packaging	$164,448	$54,980
E-Commerce packaging	138,466	117,445
Merchandise	21,109	45,599
Store supplies	41,813	22,941
Total Inventory	$365,836	$240,965

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair value measurements (continued)

Description	September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$1,909,705

5.	Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Crumbs has chosen to obtain letters of credit issued by two financial institutions, where such substitution is allowed by the landlords. As of September 30, 2011 and December 31, 2010, issued and unused letters of credit totaled $637,425 and $529,425, respectively. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Holdings member. Letters of credit amounting to $539,425 and $499,425 were reserved under this line of credit as of September 30, 2011 and December 31, 2010, respectively, and therefore cannot exceed $575,000. The line of credit is secured by a certificate of deposit. Letters of credit in the amount of $98,000 issued by the second institution are also secured by certificates of deposit. No amounts were outstanding at September 30, 2011 and December 31, 2010.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (See Note 2).

6.	Related party

In 2010, Crumbs leased building space for seven of its retail locations as sub-leases from Bauer Holdings, Inc., formerly known as Crumbs, Inc., a member of Holdings, which is controlled and owned by officers of the Company. Crumbs paid the original unrelated lessor directly at the original terms of the agreements. Two of these sub-leases were terminated during 2010, and the remaining five sub-leases were assigned to their respective successor entities in the second quarter of 2011.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS 57TH STREET GENERAL ACQUISITION CORP. )

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

7.	Preferred stock

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

8.	Subsequent event

On October 26, 2011, 57th Street General Acquisition Corp. filed its Third Amended and Restated Certificate of Incorporation with the State of Delaware Secretary of State to change its name to Crumbs Bake Shop, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

About the Company

Crumbs Bake Shop, Inc. was formed in Delaware in October 2009 under the name of 57th Street General Acquisition Corp. (“57th Street”). 57th Street entered into a Business Combination Agreement dated as of January 9, 2011 and amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (as amended, from time-to-time, the “Business Combination Agreement”), by and among 57th Street, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Holdings, a Delaware limited liability company, the members of Holdings immediately prior to the consummation of the Merger (the “Members”) and the representatives of the Members and Holdings pursuant to which, subject to the terms and conditions contained therein, Merger Sub was merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of 57th Street (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name. 57th Street filed its Third Amended and Restated Certificate of Incorporation with the State of Delaware Secretary of State to change its name to Crumbs Bake Shop, Inc. on October 26, 2011.

We, through Crumbs, operate our business under the trade name of Crumbs Bake Shop. We offer a wide variety of cupcakes, cakes, pies, cookies and other baked treats. Cupcake sales have historically comprised the majority of our business. Crumbs believes that its baked goods appeal to a wide demographic of customers who span every socio-economic class. Crumbs operates in urban, suburban, commercial, and residential markets. More recently, it has expanded into transportation hubs, such as Union Station in Washington, D.C. and the Continental Airlines Terminal at Newark Liberty International Airport in Newark, New Jersey.

As of November 1, 2011, there were 44 Crumbs retail stores operating in six states and Washington, D.C., including 19 locations in Manhattan, New York. Crumbs’ sales are primarily conducted through its retail locations in New York, California, Illinois, Connecticut, New Jersey, Virginia and Washington, D.C. However, a small percentage of baked goods sales are from Crumbs’ wholesale distribution business and catering sales to several metropolitan area vendors. Crumbs’ e-commerce division at http://www.crumbs.com allows cupcakes to be shipped nationwide. In light of the decline in operating performance at a number of Crumbs’ stores, Management and the Board are engaged in an ongoing process to evaluate and, as necessary, address weaknesses and implement improvements in Crumbs’ management, operations and growth strategies as part of our efforts to maximize overall profitability and shareholder value.

2011 Highlights

Store Development. During the nine months ended September 30, 2011 we opened six new Crumbs Bake Shop store locations, and subsequent to the quarter ended September 30, 2011, we have opened five additional locations. We have also entered into ten additional leases for upcoming store locations.

Sales Growth. Net sales grew from approximately $22.55 million to approximately $28.89 million for the first nine months of 2011 compared to the same period in 2010, an increase of 28.1%.

Results of Operations and Known Trends

Our results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Sales

On January 1, 2011, there were 22 stores in the same store sales base, with three additional stores entering the base during the nine months ended September 30, 2011. There were no stores that entered the same store sales base during the three months ended September 30, 2011. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales for the three and nine months ended September 30, 2011 were $8.88 million and $28.89 million, respectively, an increase of 18.3% and 28.1%, as compared to $7.51 million and $22.55 million, respectively, for the same periods in 2010. The increase in net sales for the three months ended September 30, 2011 was primarily attributable to $2.47 million in sales from 14 new stores opened from August 11, 2010 through September 30, 2011, offset by sales decreases of $1.08 million from 25 stores in the same store sales base. The increase in net sales for the nine months ended September 30, 2011 was primarily attributable to $7.74 million in sales from 17 new stores opened from November 4, 2009 through September 30, 2011, offset by sales decreases of $1.54 million from 23 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The decrease in same store sales was predominantly due to negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened, lack of sufficient new and innovative product offerings and deterioration in the quality of store level staffing and support.

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

Cost of Sales

Product purchases for resale comprise the greater part of cost of sales. Baked goods are delivered to Crumbs’ stores by independent commercial bakeries. In each major market, Holdings contracts with a bakery able to exclusively supply proprietary products to Crumbs’ stores within a two hour drive. As of the date of this filing, Holdings has relationships with commercial bakeries in New York, Los Angeles, Northern Virginia and Illinois. Beverage materials and packaging are purchased from both national and local vendors. Deliveries for the stores are handled by local couriers. The e-commerce operation utilizes a fulfillment company in New York for both shipping and handling.

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

Staff expenses reported for the three and nine month periods ended September 30, 2011 were $3.10 million and $9.21 million, respectively, an increase of 49.0% and 53.9% as compared to $2.08 million and $5.98 million, respectively, for the same periods in 2010. Staff expenses as a percentage of net sales for the three and nine months ended September 30, 2011 were 34.9% and 31.9%, respectively, an increase of 7.2% and 5.4% as compared to 27.7% and 26.5%, respectively, for the same periods in the prior year. The increase is attributable to the addition of corporate staff members and increased corporate salaries, as well as increased staff expenses in our stores. The Company increased corporate salaries and added 14 corporate positions during the 12 months ended September 30, 2011, which increased staff expenses by approximately $0.33 million and $0.88 million during the three and nine months ended September 30, 2011, respectively. In addition, Crumbs opened 13 new stores during the 12 months ended September 30, 2011 and staffed the stores with 159 new store staff positions, which increased staff expenses by approximately $0.62 million and $1.77 million during the three and nine months ended September 30, 2011, respectively.

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

Holdings and its wholly-owned subsidiaries lease all of their retail store locations and corporate offices. The leases range in term from three to fifteen years, many with options to extend to twenty years. Most of the leases include periods of free rent and monthly rental rate escalation clauses. The Company amortizes the total rent to be paid during the lease term on a straight line basis over the entire base period of each lease. This treatment causes a non-cash expense in the early years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance, advertising and commissions are included in occupancy expenses. Other expenses, such as utilities, cleaning, licenses, kosher certification, maintenance, property and liability insurance are also included in occupancy expenses.

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

Other income (expense) reported for the three and nine month periods ended September 30, 2011 was $12.7 million and $2.4 million, respectively, which was primarily composed of income resulting from the change in fair value of the liability associated with CBS’ outstanding warrants to purchase common stock. See Note 1 to the condensed consolidated interim financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

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

Liquidity and Capital Resources

As a result of the Merger, which was consummated on May 5, 2011, approximately $13.7 million was contributed to Holdings. The Company’s primary source of liquidity from operations is cash generated from the sale of baked goods, beverages and merchandise. The Company’s primary uses of cash are cost of sales, operating expenses, capital expenditures, and tax distributions by Holdings to certain members of Holdings subject to individual level taxation on profits and payments to members under a tax benefit agreement.

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

Cash Flows

The Company’s net cash used in operating activities was $1.42 million for the nine months ended September 30, 2011, as compared to $2.03 million provided by operating activities for the same period of the prior year. The increase in operating cash outflows for the nine months ended September 30, 2011 was primarily due to operating expense increases, inventory increases attributable to additional stores and additional packaging related to e-commerce shipments of new products, a $154,000 increase in prepaid rent as a result of payments due pursuant to the execution of fourteen new leases in 2011, a $148,000 increase in prepaid insurance, and a $0.9 million reduction in accounts payable primarily attributable to construction costs for stores opened in late 2010.

Net cash used in investing activities for the nine months ended September 30, 2011 was $4.21 million as compared to $1.55 million for the same period in 2010. Investing cash outflows for the nine months ended September 30, 2011 consisted primarily of total costs related to six new stores, construction in progress costs for fifteen additional stores and $0.64 million for the purchase of certificates of deposit used as security for letters of credit issued to several landlords in lieu of security deposit payments.

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

Critical Accounting Policies

The Company describes its significant accounting policies in Note 1 of its consolidated financial statements in CBS’ Third Amended and Restated Offer to Purchase, dated April 18, 2011 (as amended and supplemented on each of April 21, 2011, April 25, 2011, April 26, 2011, April 27, 2011 and May 5, 2011), filed with the SEC. The preparation of the financial statements requires the Company to makes estimates, judgments and assumptions, which it believes to be reasonable, based on the information available. Actual results could differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies and estimates require management’s most subjective judgment in making estimates used in the preparation of its financial statements.

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

Lease Obligations. Crumbs leases retail stores and office space under operating leases. Most lease agreements contain rent escalation clauses, and some contingent rent provisions, tenant improvement allowances and rent holidays. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when Crumbs enters the space and begins to make improvements in preparation for its intended use and excludes future renewal periods. The Company also depreciates leasehold improvements over the lesser of an asset’s useful life or the term of the lease, excluding future renewal periods. If the Company changed its estimates by including renewal options in its calculations, rent expense and depreciation expense would differ.

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

Revenue from Crumbs’ gift cards and certificates are recognized when tendered for payment, or upon redemption. Outstanding customer balances are included in gift cards and certificates on the consolidated balance sheets. There are no expiration dates on Crumbs’ gift cards and certificates, and Crumbs does not charge any service fees that cause a decrement to customer balances.

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

At the date of the Merger, the Company recorded a deferred tax asset of approximately $9.55 million for the estimated income tax effect of the increase in tax basis of the purchased interests and future projected payments under the Tax Receivable Agreement. The Company recorded a valuation allowance of approximately $4.77 million based on its estimation of projected future taxable income. A change in estimation of projected future taxable income would likely result in a different valuation allowance.

Restatement of Financial Information

On February 12, 2013, the Audit Committee of the Board of Directors of CBS concluded, after consulting with management, that CBS’ consolidated financial statements for the year ended December 31, 2011 that were included in CBS’ Annual Report on Form 10-K for the year then ended and the consolidated financial statements for each of the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011 that were included in CBS’ Quarterly Reports on Form 10-Q for those quarters (collectively, the “Prior Financial Statements”) should no longer be relied upon because of an error in the Prior Financial Statements relating to CBS’ accounting for its outstanding common stock warrants.

A more detailed description of the restatements made to the financial statements for the three and nine month periods ended September 30, 2011 is provided in Note 1 to the condensed consolidated interim financial statements included with this report.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements and do not believe the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in CBS’ reports filed under the Exchange Act with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including CBS’ principal executive officer (“PEO”) and the principal accounting and financial officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Prior to November 14, 2011, an evaluation of the effectiveness of these disclosure controls as of September 30, 2011 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, concluded and disclosed in the Original Report that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level. As discussed in the Explanatory Note to this amended report and in Note 8 to the condensed consolidated interim financial statements presented herein, however, management subsequently discovered that CBS, which has historically classified its outstanding common stock purchase warrants as equity, is required pursuant to Accounting Standards Codification Subtopic 815-40, Contracts in Entity’s Own Equity, to classify such warrants as a derivative liability. In light of this discovery, our disclosure controls and procedures as of September 30, 2011 have been re-evaluated under the supervision and with the participation of management, including the PEO and the PAO. Based on such re-evaluation, such officers have determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2011. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

During the third quarter of 2011, there was no change in CBS’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

The exhibits that are filed or furnished with this report are listed in the Exhibit Index that immediately follows the signatures hereto, which is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2013		Crumbs Bake Shop, Inc.

	By:	/s/ John D. Ireland

John D. Ireland
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

