Form 10-K/A
period 2011-12-31
Crumbs Bake Shop, Inc.
filed 2013-04-12
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (check one): Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report of Crumbs Bake Shop, Inc. (“CBS”) on Form 10-K for the year ended December 31, 2011, which was initially filed with the Securities and Exchange Commission (the “SEC) on March 30, 2012 and subsequently amended by Amendment No. 1 on Form 10-K/A filed with the SEC on January 4, 2013 (collectively, the “Original Filing”), is being filed to restate CBS’ audited consolidated financial statements contained therein and to make related revisions to certain other items of the Original Filing. Specifically, Items 7 and 8 of Part II of the Original Filing have been amended to reflect the reclassification of CBS’ outstanding common stock purchase warrants from equity to a warrant (derivative) liability, and Item 9A of Part II of the Original Filing has been amended with respect to management’s conclusions regarding CBS’ disclosure controls and procedures. Pursuant to Exchange Act Rule 12b-15, new certifications by CBS’ principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 2 as Exhibits 31.1, 31.2 and 32, so Item 15 of Part IV of the Original Filing has also been amended.

Except as expressly provided above, this Amendment No. 2 on Form 10-K/A speaks as of the date of the Original Filing and CBS has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 2 on Form 10-K/A is subject to updating and supplementing as provided in CBS’ reports filed with the SEC subsequent to the date on which the Original Report was filed.

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

Net Sales

Net sales in 2011 were $39.88 million compared to $31.08 million in 2010, an increase of 28.3%. This increase was primarily attributable to $11.32 million in sales from 26 new stores opened between November 4, 2009 and December 31, 2011. The increase was offset by sales decreases of $2.55 million from 23 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. Same store sales represent the change in sales for stores after their fifteenth full calendar month of operation. The decrease in same store sales was predominately due to negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened, lack of sufficient new and innovative product offerings and deterioration in the quality of store level staffing and support. Although management is in the process of developing the necessary initiatives aimed at improving each of these situations, there can be no assurance that such initiatives will have the effect of improving same store sales in any future period.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business in 2011 were $2.43 million compared to $2.47 million in 2010, a 1.6% decrease. The decrease was primarily attributable to a decrease in net sales from Crumbs’ wholesale distribution business offset by increased sales from its catering services and e-commerce division.

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

Other Income (Expense)

Other income (expense) reported for the years ended December 31, 2011 and 2010 was $3.66 million and $(0.19), respectively. The increase was primarily attributable to income resulting from the change in fair value of CBS’ warrant liability. See Note 1 to the consolidated financial statements included in Item 1 of Part I of this Amendment No. 2 on Form 10-K/A for further information about the warrant liability.

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

7

Contractual Obligations

Crumbs’ contractual obligations relate to operating leases. See Note 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for a discussion of Crumbs’ operating lease commitments.

Off-Balance Sheet Arrangements

Crumbs has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Crumbs describes its significant accounting policies in Note 2 of its Consolidated Financial Statements in this report on Form 10-K. The preparation of the financial statements requires Crumbs to makes estimates, judgments and assumptions, which it believes to be reasonable, based on the information available. Actual results could differ from these estimates under different assumptions or conditions. Crumbs believes the following critical accounting policies and estimates require management’s most subjective judgment in making estimates used in the preparation of its financial statements.

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

At the date of the Merger, Holdings recorded a deferred tax asset of approximately $9.55 million for the estimated income tax effect of the increase in tax basis of the purchased interests and future projected payments under the Tax Receivable Agreement. Holdings recorded a valuation allowance of approximately $4.77 million based on its estimation of projected future taxable income. A change in estimation of projected future taxable income would likely result in a different valuation allowance.

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

A more detailed description of the restatements made to the financial statements for the year ended December 31, 2011 is provided in Note 1 to the consolidated financial statements included with this report.

Recent Accounting Pronouncements

Crumbs has evaluated recent accounting pronouncements and does not believe the adoption of any recently issued accounting standards will have a material impact on its financial position and results of operations.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item may be found on pages F-1 through F-18 of this amended report, which follow the signatures hereto and are incorporated herein by reference.

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

Prior to March 30, 2012, an evaluation of the effectiveness of these disclosure controls as of December 31, 2011 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, concluded and disclosed in the Original Report that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level. As discussed in the Explanatory Note to this amended report and in Note 1 to the audited consolidated financial statements presented herein, however, management subsequently discovered that CBS, which has historically classified its outstanding common stock purchase warrants as equity, is required pursuant to Accounting Standards Codification Subtopic 815-40, Contracts in Entity’s Own Equity, to classify such warrants as a derivative liability. In light of this discovery, our disclosure controls and procedures as of December 31, 2011 have been re-evaluated under the supervision and with the participation of management, including the PEO and the PAO. Based on such re-evaluation, such officers have determined that our disclosure controls and procedures were not, in fact, effective at the reasonable assurance level as of December 31, 2011. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

During the fourth quarter of 2011, there was no change in the Registrant’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Registrant’s internal control over financial reporting as of December 31, 2011. Management’s Report on Internal Control Over Financial Reporting, as it appeared in the Original Filing, is contained on the following page. CBS is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to Management’s Report on Internal Control Over Financial Reporting.

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

The Registrant’s management, under the supervision and with the participation of its PEO and PAO, has evaluated the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Management Report based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, its PEO and PAO have concluded that the Company's internal control over financial reporting is effective as of December 31, 2011. Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Dated: March 29, 2012

/s/ Julian R. Geiger	/s/ John D. Ireland
Julian R. Geiger	John D. Ireland
President and Chief Executive Officer	Senior Vice President-Finance and Chief
(Principal Executive Officer)	Financial Officer (Principal Accounting
and Financial Officer)

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 (restated) and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 (restated) and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 (restated) and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 (restated) and 2010

Notes to the Consolidated Financial Statements for the years ended December 31, 2011 (restated) and 2010

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

CRUMBS BAKE SHOP, INC.

April 12, 2013	By:	/s/ Julian R. Geiger
Julian R. Geiger, President and Chief Executive Officer (Principal Executive Officer)

April 12, 2013	By:	/s/ John D. Ireland
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

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2011 consolidated financial statements.

/s/ Rothstein Kass

Roseland, New Jersey

March 29, 2012, except for the effects of the restatement described in Note 1 to the consolidated financial statements as to which the date is April 12, 2013

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
	(Restated)

ASSETS

Current assets
Cash	$5,940,982	$655,022
Trade receivables	405,519	248,061
Inventories	503,008	240,965
Prepaid rent	621,184	386,718
Deferred financing costs	-	215,302
Other current assets	196,975	81,631
Total current assets	7,667,668	1,827,699

Property and equipment, net	12,398,749	8,784,505

Other assets
Deferred tax asset	4,808,500	-
Restricted certificates of deposit	673,000	30,000
Intangible assets, net	397,039	429,238
Deposits	318,024	276,513
Other	104,906	35,951
Total other assets	6,301,469	771,702

	$26,367,886	$11,383,906

LIABILITIES, MEMBERS' EQUITY AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,431,924	$2,615,481
Payroll liabilities	250,307	141,337
Sales tax payable	69,063	47,580
Gift cards and certificates outstanding	179,563	120,002
Total current liabilities	2,930,857	2,924,400

Long-term liabilities
Deferred rent	3,030,182	1,863,243
Payable to related parties pursuant to tax receivable agreement	2,386,750	-
Warrant liability	654,756	-
Total liabilities	9,002,545	4,787,643

Commitments and contingencies

Members' equity	-	6,596,263

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at December 31, 2011	39	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	710	-
Additional paid-in capital	26,996,351	-
Accumulated deficit	(2,081,042)	-
Treasury stock, at cost	(15,913,948)	-
Total Crumbs Bake Shop, Inc. stockholders' equity	9,002,110	-
Non-controlling interest	8,363,231	-
Total stockholders' equity	17,365,341	-

	$26,367,886	$11,383,906

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2011	2010
	(Restated)

Net sales	$39,882,078	$31,077,448

Cost of sales (exclusive of items shown separately below)	16,945,889	12,879,677

Gross profit	22,936,189	18,197,771

Operating expenses
Selling expenses	1,424,146	1,146,226
Staff expenses	14,557,557	8,266,574
Occupancy expenses	7,369,409	4,711,783
General and administrative	2,706,115	1,374,369
New store expenses	841,219	778,558
Depreciation and amortization	1,459,588	929,894
Loss on sale of property and equipment	18,126	3,413
Loss on impairment of leasehold improvements	770,102	-

	29,146,262	17,210,817

Income (loss) from operations	(6,210,073)	986,954

Other income (expense)
Interest and other income	8,999	124
Abandoned lease projects	(63,792)	(190,707)
Change in fair value of warrant liability	3,710,284	-

	3,655,491	(190,583)

Income (loss) before income tax benefit	(2,554,582)	796,371

Income tax benefit	(13,980)	-

Net income (loss) attributable to the controlling and non-controlling interests	(2,540,602)	796,371

Less: Net (income) loss attributable to non-controlling interest	1,053,827	-

Net income (loss) attributable to stockholders	$(1,486,775)	$796,371

Net income (loss) per common share, basic and diluted	$(0.27)	$0.20

Weighted average number of common shares outstanding, basic and diluted	5,552,195	3,904,466 *

* The weighted average number of common shares outstanding is that of Crumbs Bake Shop, Inc.

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

From January 1, 2010 through December 31, 2011

								Total Crumbs Bake		Total	Total
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Shop, Inc.	Non-Controlling	Stockholders'	Members'
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Stockholders' Equity	Interest	Equity	Equity
Balances, January 1, 2010	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$6,152,065

Capital distributions	-	-	-	-	-	-	-	-	-	-	(352,173)

Net income	-	-	-	-	-	-	-	-	-	-	796,371

Balances, December 31, 2010	-	-	-	-	-	-	-	-	-	-	6,596,263

Merger of Crumbs Holdings LLC into 57th Street Merger Sub LLC (Restated)	454,139	45	6,089,075	609	23,264,399	(594,267)	-	22,670,786	8,219,455	30,890,241	(6,596,263)

Common stock tender of 1,594,584 shares pursuant to Offer to Purchase at $9.98 per share	-	-	-	-	-	-	(15,913,948)	(15,913,948)	-	(15,913,948)	-

Warrants exchanged for common stock pursuant to Insider Warrant Exchange Agreement (Restated)	-	-	370,000	37	2,216,115	-	-	2,216,152	743,848	2,960,000	-

Liquidity shares exchanged for common stock pursuant to Exchange and Support Agreement	(64,139)	(6)	641,394	64	1,515,837	-	-	1,515,895	(1,423,895)	92,000	-

Stock-based compensation	-	-	-	-	-	-	-	-	1,877,650	1,877,650	-

Net loss (Restated)	-	-	-	-	-	(1,486,775)	-	(1,486,775)	(1,053,827)	(2,540,602)	-

Balances, December 31, 2011 (Restated)	390,000	$39	7,100,469	$710	$26,996,351	$(2,081,042)	$(15,913,948)	$9,002,110	$8,363,231	$17,365,341	$-

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2011	2010
	(Restated)

Cash flows from operating activities
Net income (loss)	$(2,540,602)	$796,371
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,459,588	929,894
Deferred income tax benefit	(35,000)	-
Loss on disposal of property and equipment	18,126	3,413
Abandoned lease projects	63,792	190,707
Loss on impairment of leasehold improvements	770,102	-
Stock-based compensation	1,877,650	-
Deferred rent	1,166,939	515,997
Change in fair value of warrant liability	(3,710,284)	-
Changes in operating assets and liabilities:
Trade receivables	(135,797)	(36,413)
Inventories	(262,043)	(102,805)
Prepaid rent	(234,466)	(60,877)
Other current assets	(115,344)	(7,043)
Deposits	(41,511)	(23,481)
Accounts payable and accrued expenses	(197,198)	1,025,012
Payroll liabilities	108,970	55,521
Sales tax payable	21,483	23,247
Gift cards and certificates outstanding	59,561	57,957

Net cash provided by (used in) operating activities	(1,726,034)	3,367,500

Cash flows from investing activities
Purchase of restricted certificates of deposit	(643,000)	-
Purchases of property and equipment	(5,774,995)	(3,237,288)
Proceeds from sales of property and equipment	-	212,217
Purchases of intangible assets	(98,047)	(107,644)
Purchases of other assets	(89,566)	(36,118)

Net cash used in investing activities	(6,605,608)	(3,168,833)

Cash flows from financing activities
Proceeds retained from reverse merger	13,692,203	-
Capital distributions	(74,601)	(352,173)

Net cash provided by (used in) financing activities	13,617,602	(352,173)

Net increase (decrease) in cash	5,285,960	(153,506)

Cash, beginning of year	655,022	808,528

Cash, end of year	$5,940,982	$655,022

Supplemental disclosure of non-cash financing activities
Merger costs financed through accounts payable (See Note 2)	$-	$215,302

Net assets acquired in recapitalization	$2,087,468	$-

Exchange of Class B Units for common stock of Crumbs Bake Shop, Inc.	$1,423,895	$-

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Restatement of financial information

Crumbs Bake shop, Inc., formerly known as 57th street General Acquisition Corp., (“CBS”) has restated its consolidated financial statements for the year ended December 31, 2011 to correct its accounting for its outstanding common stock purchase warrants. The warrants were previously accounted for as a component of equity rather than a warrant (derivative) liability. In addition, fair value disclosures related to the warrant (derivative) liability have been added within Note 2 (see “Warrant liability”, “Fair value - definition and hierarchy” and “Fair value - valuation techniques and inputs”) and as Note 9, “Fair value measurements”.

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

The restatement reflected below resulted in an expense related to the change in fair value of the warrants from May 5, 2011 to December 31, 2011. The adjustments have no impact on the Company’s (defined in Note 2) cash flows, and will not affect previously reported amounts of cash and cash equivalents, operating expenses or operating income (loss).

The effects of the restatement as of and for the year ended December 31, 2011 are summarized below:

	As Previously		As
	Reported	Adjustments	Restated
	($)	($)	($)

Consolidated Balance Sheet as of December 31, 2011
Warrant liability	-	654,756	654,756
Total liabilities	8,347,789	654,756	9,002,545
Additional paid-in capital	30,264,456	(3,268,105)	26,996,351
Accumulated retained earnings (deficit)	(4,253,042)	2,172,000	(2,081,042)
Non-controlling interest	7,921,882	441,349	8,363,231
Total stockholders' equity	18,020,097	(654,756)	17,365,341

Consolidated Statement of Operations for the year ended December 31, 2011
Change in fair value of warrant liability	-	3,710,284	3,710,284
Net income (loss) attributable to the controlling and non-controlling interests	(6,250,886)	3,710,284	(2,540,602)
Less: Net (income) loss attributable to non-controlling interest	2,592,111	(1,538,284)	1,053,827
Net income (loss) attributable to stockholders	(3,658,775)	2,172,000	(1,486,775)
Net income (loss) per common share, basic and diluted	(0.66)	0.39	(0.27)

Consolidated Statement of Cash Flows for the year ended December 31, 2011
Net income (loss) attributable to the controlling and non-controlling interests	(6,250,886)	3,710,284	(2,540,602)
Change in fair value of warrant liability	-	(3,710,284)	(3,710,284)

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of business and summary of significant accounting policies

Reverse Merger

On January 9, 2011, CBS, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of CBS (“Merger Sub”), Crumbs Holdings LLC, a Delaware limited liability company, and its wholly-owned subsidiaries (“Holdings”), the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger, and therefore exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition.

Pursuant to the Business Combination Agreement, in February 2011, CBS commenced a tender offer, as amended from time to time, to ultimately purchase up to 1,803,607 shares of its issued and outstanding common stock for $9.98 per share, net to the seller in cash without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, as supplemented by the Schedule TO, and the Third Amended and Restated Letter of Transmittal (which together, as amended or supplemented from time to time, constituted the “Offer”). The Offer expired at 5:00 p.m. Eastern time, on May 4, 2011. 57th Street promptly purchased all 1,594,584 shares of its common stock validly tendered and not withdrawn, for an aggregate purchase price of approximately $15,914,000.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of business and summary of significant accounting policies (continued)

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

Deferred Financing Costs

In 2010, the Company capitalized fees related to the Merger (see “Reverse Merger,” Note 2) as an asset. When the Merger was consummated in 2011, these fees were then recognized as a reduction of equity.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of business and summary of significant accounting policies (continued)

Impairment of Long-Lived Assets

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, the Company evaluates long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” The Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on future store revenue and operating costs, using internal projections. Cash flows for store assets are identified at the individual store level. Long-lived assets to be disposed of are reported at the lower of their carrying amount, or fair value less estimated costs to sell. The Company most recently completed an impairment evaluation in the fourth quarter of 2011, and certain assets were determined to be impaired (see Note 6).

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

CBS entered into a tax receivable agreement with Holdings that will provide for the payment by CBS to the Members of up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the intangible assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to the Company entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the tax receivable agreement as part of the Geiger Employment Agreement (see Note 13). For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of Holdings (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of business and summary of significant accounting policies (continued)

Warrant liability

The Company accounts for CBS’ 5,456,300 outstanding publicly-traded warrants in accordance with the guidance contained in ASC 815-40-15-7D. Pursuant to this guidance, management has determined that the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instruments as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by CBS has been estimated using the warrants’ quoted market price.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of business and summary of significant accounting policies (continued)

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

Sales Incentives, Promotions and Marketing

Expenses related to buy-one-get-one-free incentives and product costs associated with redemptions from the Company’s coffee loyalty card program, through which customers receive free product after a designated number of purchases, are recorded in cost of sales at the time of redemption (see “Reclassifications,” Note 1). Such costs totaled approximately $86,000 and $54,000, respectively, in 2011 and 2010.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Nature of business and summary of significant accounting policies (continued)

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

The Company maintains cash at two financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. In addition, the FDIC enacted temporary unlimited coverage for noninterest-bearing transaction accounts, effective December 31, 2010. The Company’s uninsured bank balances, including certificates of deposit, totaled approximately $752,000 and $307,000 at December 31, 2011 and 2010, respectively.

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

4.	Property and equipment

At December 31, 2011 and 2010 property and equipment were comprised of the following:

	2011	2010
Leasehold improvements	$11,181,703	$8,032,442
Furniture and equipment	3,133,574	1,943,216
Construction in progress	690,109	355,200
Total cost of property and equipment	15,005,386	10,330,858
Less accumulated depreciation	(2,606,637)	(1,546,353)
Total	$12,398,749	$8,784,505

Construction in progress relates to leasehold improvements for stores not yet operating at December 31, 2011 and 2010, respectively.

Depreciation expense was approximately $1,323,000 and $811,000 for 2011 and 2010, respectively.

5.	Intangible assets

At December 31, 2011 intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$536,950	$(255,539)	$281,411
Website Design	247,974	(132,346)	115,628

Total	$784,924	$(387,885)	$397,039

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible assets (continued)

At December 31, 2010 intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$438,903	$(174,888)	$264,015
Website Design	247,974	(82,751)	165,223

Total	$686,877	$(257,639)	$429,238

Amortization expense was approximately $137,000 and $119,000 for 2011 and 2010 respectively.

Estimated amortization expense for the succeeding five years is:

December 31,	Amount
2012	$141,000
2013	108,000
2014	36,000
2015	22,000
2016	11,000

6.	Impairment of long-lived assets

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

7.	Income Taxes

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes (continued)

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 were comprised of the following:

	2011	2010
Current
Federal	$-	$-
State and local	21,020	-

Totals	$21,020	$-

	2011	2010
Deferred
Federal	$-	$-
State and local	(35,000)	-

Totals	$(35,000)	$-

A reconciliation of the expected U.S. federal tax rate to the effective tax rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
U.S. statutory tax rate	34.0%	-%
State and local taxes	(0.2)%	-%
Valuation allowance	(34.0)%	-%

	(0.2)%	-%

8.	Commitments

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments (continued)

At December 31, 2011, the future minimum rental payments due under these operating leases is as follows:

Year Ending
December 31,	Amount
2012	$6,740,000
2013	6,826,000
2014	6,935,000
2015	7,158,000
2016	7,304,000
Thereafter	33,056,000

Total	$68,019,000

9.	Fair value measurements

The Company complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	December 31,2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$654,756

10.	Letters of credit

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Letters of credit (continued)

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted Certificates of Deposit,” Note 2).

11.	Major suppliers

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

12.	Related party

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

13.	Stockholders’ equity

CBS is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse Merger,” Note 2), the Members were issued 4,541,394 Class B Units and 454,139.4 Series A Voting Preferred Stock of CBS. Upon exchange of the Class B Units in accordance with the Exchange and Support Agreement, shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and concurrently, a proportionate amount of shares of Series A Voting Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the Class B Units, the CBS Series A Voting Preferred Stock will not be redeemable.

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

On November 14, 2011, the Company entered into an employment agreement with Julian R. Geiger (the “Geiger Employment Agreement”) pursuant to which Mr. Geiger will serve as President and Chief Executive Officer of the Company commencing November 14, 2011 (the “Effective Date”) and continuing through December 31, 2013. Pursuant to the Geiger Employment Agreement, Mr. Geiger shall receive no salary nor participate in any bonus plan of the Company that may be in effect during the term of the agreement. The Company agreed that promptly following execution of the Geiger Employment Agreement, Holdings shall grant to him 799,000 Class B Units and CBS shall grant to him 79,900 shares of Series A Preferred Stock, subject to the following vesting provisions:

•	50% of the 799,000 Class B Units and of the 79,900 shares of the Series A Preferred Stock shall vest as of the Effective Date (such securities, the “First Tranche”);

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

(Formerly Known As 57th Street General Acquisition Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Stockholders’ equity (continued)

•	the remaining 50% of the 799,000 Class B Units and of the 79,900 shares of Series A Preferred Stock shall vest on November 14, 2012 (such securities, the “Second Tranche”)

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