Form 10-Q/A
period 2012-03-31
Crumbs Bake Shop, Inc.
filed 2013-04-12
CIK 1476719

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Crumbs Bake Shop, Inc. (“CBS”) on Form 10-Q for the quarter ended March 31, 2012, which was initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2012 (the “Original Filing”), is being filed to restate CBS’ consolidated financial statements contained therein and to make related revisions to certain other items of the Original Filing. Specifically, Items 1 and 2 of Part I of the Original Filing have been amended to reflect the reclassification of CBS’ outstanding common stock purchase warrants from equity to a derivative liability, and Item 4 of Part I of the Original Filing has been amended with respect to management’s conclusions regarding CBS’ disclosure controls and procedures. In addition, CBS has revised portions of Items 1 and 2 of Part I of the Original Filing to address comments issued on December 6, 2012 by the SEC with respect to CBS’ Annual Report on Form 10-K for the year ended December 31, 2011, which was amended on January 4, 2013 in response thereto, to the extent such comments are also relevant to the disclosures contained in the Original Filing. Pursuant to Exchange Act Rule 12b-15, new certifications by CBS’ principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32, so Item 6 of Part II of the Original Filing has also been amended.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: (i) the risk that the businesses of Crumbs will not be integrated successfully; (ii) the risk that the benefits anticipated from the business transaction with Crumbs may not be fully realized or may take longer to realize than expected; (iii) the risk that any projections, including earnings, revenue, expenses, synergies, margins or any other financial items are not realized; (iv) the risk of disruption from the business transaction making it more difficult to maintain relationships with customers, employees or suppliers; (v) a reduction in industry profit margin; (vi) the inability to continue the development of the Crumbs brand; (vii) changing interpretations of generally accepted accounting principles; (viii) continued compliance with government regulations; (ix) changing legislation and regulatory environments; (x) the ability to meet the NASDAQ Stock Market continued listing standards; (xi) a lower return on investment; (xii) the inability to manage rapid growth; (xiii) requirements or changes affecting the business in which Crumbs is engaged; (xiv) the general volatility of the market prices of CBS’ securities and general economic conditions; (xv) the Company’s ability to successfully implement new strategies; (xvi) operating hazards; (xvii) competition; (xviii) the loss of key personnel; (xix) any of the factors in the “Risk Factors” section of CBS’ periodic reports filed with the SEC (see Item 1A of Part II of this quarterly report for further information); (xx) other risks identified in this report; and (xxi) any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
	(Restated)

ASSETS

Current assets
Cash	$4,175,347	$5,940,982
Trade receivables	437,257	405,519
Inventories	562,300	503,008
Prepaid rent	600,800	621,184
Other current assets	464,247	196,975

Total current assets	6,239,951	7,667,668

Property and equipment, net	12,679,505	12,398,749

Other assets
Deferred tax asset	4,808,500	4,808,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	385,603	397,039
Deposits	301,432	318,024
Other	102,269	104,906

Total other assets	6,270,804	6,301,469

	$25,190,260	$26,367,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,655,703	$2,431,924
Payroll liabilities	460,674	250,307
Sales tax payable	85,863	69,063
Gift cards and certificates outstanding	161,221	179,563

Total current liabilities	2,363,461	2,930,857

Long-term liabilities
Deferred rent	3,261,075	3,030,182
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750
Warrant liability	1,091,260	654,756

Total liabilities	9,102,546	9,002,545

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	39	39
Common stock, $.0001 par value; 100,000,000 shares authorized; 7,352,969 shares issued, 5,758,385 outstanding at March 31, 2012 and 7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	735	710
Additional paid-in capital	27,043,272	26,996,351
Accumulated deficit	(2,863,607)	(2,081,042)
Treasury stock, at cost	(15,913,948)	(15,913,948)

Total Crumbs Bake Shop, Inc. stockholders' equity	8,266,491	9,002,110

Non-controlling interest	7,821,223	8,363,231

Total stockholders' equity	16,087,714	17,365,341

	$25,190,260	$26,367,886

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2012	2011
	(Restated)

Net sales	$11,277,094	$9,718,604

Cost of sales (exclusive of items shown separately below)	4,762,482	4,074,514

Gross profit	6,514,612	5,644,090

Operating expenses
Selling expenses	289,265	376,011
Staff expenses	3,395,173	2,855,282
Occupancy expenses	2,365,538	1,567,757
General and administrative	791,469	383,689
New store expenses	108,898	63,150
Depreciation and amortization	448,093	329,794

	7,398,436	5,575,683

Income (loss) from operations	(883,824)	68,407

Other income (expense)
Interest and other income	8,283	200
Abandoned lease projects	(12,528)	600
Change in fair value of warrant liability	(436,504)	-

	(440,749)	800

Net income (loss) attributable to the controlling and non-controlling interests	(1,324,573)	69,207

Less: Net (income) loss attributable to non-controlling interest	542,008	-

Net income (loss) attributable to stockholders	$(782,565)	$69,207

Net income (loss) per common share, basic and diluted	$(0.14)	$0.01

Weighted average number of common shares outstanding, basic and diluted	5,505,885	6,062,556	*

* The weighted average number of common shares outstanding is that of Crumbs Bake Shop, Inc.

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2012	2011
	(Restated)

Cash flows from operating activities
Net income (loss)	$(1,324,573)	$69,207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	448,093	329,794
Abandoned lease projects	12,528	(600)
Stock-based compensation	46,921	-
Deferred rent	230,893	131,931
Change in fair value of warrant liability	436,504	-
Changes in operating assets and liabilities:
Trade receivables	(31,738)	(43,333)
Inventories	(59,292)	(64,965)
Prepaid rent	20,384	(66,105)
Other current assets	(267,272)	(80,820)
Deposits	16,592	7,289
Accounts payable and accrued expenses	(776,221)	244,390
Payroll liabilities	210,367	185,279
Sales tax payable	16,800	23,693
Gift cards and certificates outstanding	(18,342)	(7,683)

Net cash provided by (used in) operating activities	(1,038,356)	728,077

Cash flows from investing activities
Purchases of property and equipment	(694,628)	(915,203)
Purchases of intangible assets	(21,476)	(13,785)
Purchases of other assets	(11,200)	(5,010)

Net cash used in investing activities	(727,304)	(933,998)

Cash flows from financing activities
Proceeds from issuance of common stock under equity incentive plan	25	-
Capital distributions	-	(1,393)

Net cash provided by (used in) financing activities	25	(1,393)

Net decrease in cash	(1,765,635)	(207,314)

Cash, beginning of year	5,940,982	655,022

Cash, end of period	$4,175,347	$447,708

Supplemental disclosure of non-cash financing activities
Merger costs financed through accounts payable (See Note 2)	$-	$762,110

See accompanying notes to condensed consolidated interim financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Restatement of financial information

Crumbs Bake Shop, Inc., formerly known as 57th Street General Acquisition Corp. (“CBS”), has restated its unaudited condensed consolidated financial statements for the three months ended March 31, 2012 to correct its accounting for its outstanding common stock purchase warrants. The warrants were previously accounted for as a component of equity rather than a warrant (derivative) liability. In addition, fair value disclosures related to the warrants (derivative) liability have been added within Note 2 (See “Warrant Liability,” “Fair Value - definition and hierarchy” and “Fair Value - valuation techniques and inputs”) and as Note 4, “Fair Value Measurements.”

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

The restatement reflected below resulted in an expense related to the change in fair value of the warrants from January 1, 2012 to March 31, 2012. The adjustments have no impact on the Company’s (defined in Note 2) cash flows, and will not affect previously reported amounts of cash and cash equivalents, operating expenses or operating income (loss).

The effects of the restatement as of and for the three months ended March 31, 2012 are summarized below:

	As Previously Reported ($)	Adjustments ($)	As Restated
Condensed Consolidated Balance Sheet as of March 31, 2012
Warrant liability	-	1,091,260	1,091,260
Total liabilities	8,011,286	1,091,260	9,102,546
Additional paid-in capital	30,311,377	(3,268,105)	27,043,272
Accumulated retained earnings (deficit)	(4,775,363)	1,911,756	(2,863,607)
Non-controlling interest	7,556,134	265,089	7,821,223
Total stockholders' equity	17,178,974	(1,091,260)	16,087,714

Condensed Consolidated Statement of Operations for the three months ended March 31, 2012
Change in fair value of warrant liability	-	(436,504)	(436,504)
Net income (loss) attributable to the controlling and non-controlling interests	(888,069)	(436,504)	(1,324,573)
Less: Net (income) loss attributable to non-controlling interest	365,748	176,260	542,008
Net income (loss) attributable to stockholders	(522,321)	(260,244)	(782,565)
Net income (loss) per common share, basic and diluted	(0.09)	(0.05)	(0.14)

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012
Net income (loss) attributable to the controlling and non-controlling interests	(888,069)	(436,504)	(1,324,573)
Change in fair value of warrant liability	-	436,504	436,504

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements of CBS and Crumbs Holdings LLC (“Holdings”) and its wholly-owned subsidiaries (such subsidiaries, together with Holdings, are referred to herein as “Crumbs”) as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared on the same basis as the audited consolidated financial statements (CBS and Crumbs are collectively referred to herein as the “Company”). In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three months ended March 31, 2012 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2011.

Reverse Merger

On January 9, 2011, CBS, 57th Street Merger Sub LLC (“Merger Sub”), Holdings, all the members of Holdings immediately prior to the consummation of the Merger (as described below) (individually, a “Member” or, collectively, the “Members”), and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger and Julian R. Geiger and, therefore, exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition.

Pursuant to the Business Combination Agreement, in February 2011, CBS commenced a tender offer, as amended from time to time, to ultimately purchase up to 1,803,607 shares of its issued and outstanding common stock for $9.98 per share, net to the seller in cash without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, as supplemented by the Schedule TO, and the Third Amended and Restated Letter of Transmittal (which together, as amended or supplemented from time to time, constituted the “Offer”). The Offer expired at 5:00 p.m. Eastern time, on May 4, 2011. CBS promptly purchased all 1,594,584 shares of its common stock validly tendered and not withdrawn, for an aggregate purchase price of approximately $15,914,000.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of CBS and Crumbs. Intercompany transactions and balances have been eliminated in consolidation.

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

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At March 31, 2012 and December 31, 2011, inventories were comprised of the following:

	March 31, 2012	December 31, 2011
Packaging inventory	$181,069	$186,688
E-Commerce packaging inventory	154,406	165,629
Merchandise inventory	25,923	27,663
Beverage supply inventory	94,692	78,526
Candy inventory	61,482	-
Store supplies	44,728	44,502
Total	$562,300	$503,008

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Inventories (continued)

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$1,091,260

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$654,756

5.	Letters of credit

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	Intangible assets

At March 31, 2012, intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$547,338	$(275,737)	$271,601
Website Design	259,064	(145,062)	114,002

Total	$806,402	$(420,799)	$385,603

 At December 31, 2011, intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$536,950	$(255,539)	$281,411
Website Design	247,974	(132,346)	115,628

Total	$784,924	$(387,885)	$397,039

Amortization expense was approximately $33,000 for each of the three months ended March 31, 2012 and 2011.

Estimated amortization expense for the next five years, including the remainder of 2012, is:

December 31,	Amount
2012	$99,000
2013	99,000
2014	27,000
2015	14,000
2016	2,000

7.	Related party

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

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board Accounting Standards Codification 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three months ended March 31, 2012, warrants to purchase 5,456,300 shares of common stock and non-vested stock awards relating to 252,500 shares of common stock (see Note 9) were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive.

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

The following is a summary of restricted stock activity through March 31, 2012:

				Weighted
			Weighted	Average
	Shares	Number of	Average	Remaining
	Available for	Shares	Grant Date	Term
	Grant	Outstanding	Fair Value	(in years)
Balances as of December 31, 2011	-	-	$-	-
Registered	338,295	-	$-
Granted	252,500	252,500	$3.75
Vested	-	-	$-
Balances as of March 31, 2012	85,795	252,500	$3.75	2.43

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

CBS is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse Merger,” Note 2), the Members were issued 4,541,394 Class B Units and 454,139.4 shares of Series A Voting Preferred Stock. Upon exchange of the Class B Units in accordance with the Exchange and Support Agreement, shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and concurrently, a proportionate amount of shares of Series A Voting Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the Class B Units, the Series A Voting Preferred Stock will not be redeemable.

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

Staff expenses related to this stock-based compensation was recorded in connection with the transaction in the amount of $1,877,650, the value of the First Tranche, calculated based upon the price of a share of CBS common stock on November 14, 2011. When the Second Tranche vests in November 2012, additional non-cash staff expenses related to this stock-based compensation of $1,877,650 will be recorded.

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

Results of Operations and Known Trends

The Company’s results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Income/(Loss)

For the three months ended March 31, 2012, the Company recorded a net loss attributable to common stockholders of $(0.78) million, or basic and diluted net loss per common share of $(0.14), compared to net income available to common stockholders of $0.07, or basic and diluted net income per common share of $0.01 for the same period of 2011. The change resulted from a decrease in net sales and increases in cost of sales and operating expenses.

Net Sales

On January 1, 2012, there were 26 stores in the same store sales base, with two additional stores entering the base during the three months ended March 31, 2012. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales for the three months ended March 31, 2012 were $11.28 million compared to $9.72 million for the three months ended March 31, 2011, an increase of 16.0%. The increase in net sales was primarily attributable to $2.59 million in sales from 25 new stores opened between November 8, 2010 and March 31, 2012. The increase was offset by a $0.90 million decrease in same store sales for 26 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The decrease in same store sales was predominately due to negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened, lack of sufficient new and innovative product offerings and deterioration in the quality of store level staffing and support.

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

Staff expenses for the three months ended March 31, 2012 were $3.40 million compared to $2.86 million for the three months ended March 31, 2011, an increase of 18.9%. Staff expenses as a percentage of net sales for the three months ended March 31, 2012 were 30.1% compared to 29.4% for the three months ended March 31, 2011. The increase was attributable to the addition of corporate staff and the addition of staff for new stores opened in the second half of 2011 and the first quarter of 2012, offset by a $0.40 million decrease in store staff expenses in existing stores. Staff expenses were reduced in an effort to keep labor percentages in line with decreasing store sales. The Company added 14 corporate staff positions during the 12 months ended March 31, 2012, which increased staff expenses by approximately $0.23 million during the three months ended March 31, 2012. In addition, Crumbs opened 16 new stores during the second half of 2011 and the three months ended March 31, 2012 and staffed the stores with 127 new store staff positions, which increased staff expenses by approximately $0.68 million during the three months ended March 31, 2012.

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

Other income (expense) reported for the three months ended March 31, 2012 was $(0.44) million, which was primarily composed of expense resulting from the change in fair value of the liability associated with CBS’ outstanding warrants to purchase common stock. See Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

General Economic Trends and Seasonality

The Company’s results of operations are generally affected by the economic trends in its market areas due to the dependence on its customers’ discretionary spending. Weakness in the national or regional economy in its market areas, combined with other factors including inflation, labor and healthcare costs and availability of suitable locations for its stores, may negatively impact its business. If consumer activities associated with the consumption of its products decline or the business activities of its corporate customers decrease, then its net sales and sales volumes may decline.

The Company’s results to date have not been significantly impacted by inflation.

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

Liquidity and Capital Resources

As a result of the Merger in 2011, CBS contributed approximately $13.7 million to Holdings. The Company’s primary source of liquidity from operations is cash from the sale of baked goods, beverages and merchandise. The Company’s primary uses of cash are cost of sales, operating expenses and capital expenditures.

As of March 31, 2012, the Company’s working capital was approximately $3.88 million compared to $4.74 million at December 31, 2011. The Company believes it has sufficient capital resources to meet its future liquidity needs.

Cash Flows

The Company’s net cash used in operating activities was $1.04 million during the three months ended March 31, 2012 compared to $0.73 million provided by operating activities during the three months ended March 31, 2011. The increase in operating cash outflows in 2012 was primarily due to operating expense increases, the prepayment of annual liability and directors and officers insurance policies totaling $0.21 million, a reduction in accounts payable of $0.12 million related to the packaging, fulfillment and shipping of holiday e-commerce orders during December 2011, and a reduction in accounts payable of $0.31 million related to December 2011 store construction costs.

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

Critical Accounting Policies

The Company’s critical accounting policies are identified and described in its Annual Report on Form 10-K for the year ended December 31, 2011. The Company believes that there have been no changes in its critical accounting policies since they were last disclosed.

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

A more detailed description of the restatements made to the financial statements for the three month periods ended March 31, 2012 is provided in Note 1 to the condensed consolidated financial statements included with this report.

Recent Accounting Pronouncements

We have evaluated recent accounting pronouncements and do not believe the adoption of any recently issued accounting standards will have a material impact on our financial position or results of operations.

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

Prior to May 15, 2012, an evaluation of the effectiveness of these disclosure controls as of March 31, 2012 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, concluded and disclosed in the Original Report that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level. As discussed in the Explanatory Note to this amended report and in Note 1 to the condensed consolidated financial statements presented herein, however, management subsequently discovered that CBS, which has historically classified its outstanding common stock purchase warrants as equity, is required pursuant to Accounting Standards Codification Subtopic 815-40, Contracts in Entity’s Own Equity, to classify such warrants as a derivative liability. In light of this discovery, our disclosure controls and procedures as of March 31, 2012 have been re-evaluated under the supervision and with the participation of management, including the PEO and the PAO. Based on such re-evaluation, such officers have determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2012. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

CRUMBS BAKE SHOP, INC.

Date: April 12, 2013	By:	/s/ Julian R. Geiger
Julian R. Geiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 12, 2013	By:	/s/ John D. Ireland
John D. Ireland
Senior Vice President-Finance, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Agreement between Crumbs Holdings, LLC and GCD Consultants, LLC dated January 18, 2012 (incorporated by reference to Exhibit 10.1 of CBS’ Current Report on Form 8- K, filed with the SEC on January 20, 2012)

10.2	Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 to CBS’ Current Report on Form 8-K, filed with the SEC on February 15, 2012)

10.3.	Employee Pay-for-Performance Bonus Plan (incorporated by reference to Exhibit 99.2 to CBS’ Current Report on Form 8-K, filed with the SEC on February 15, 2012)

10.4	Form of Restricted Stock Agreement (filed with the Original Report)

31.1	Section 302 CEO Certification (filed herewith)

31.2	Section 302 CFO Certification (filed herewith)

32.1	Section 906 CEO Certification (furnished herewith)

101.INS	Instance Document (furnished herewith)

101.SCH	Schema Document (furnished herewith)

101.CAL	Calculation Linkbase Document (furnished herewith)

101.DEF	Definition Linkbase Document (furnished herewith)

101.LAB	Labels Linkbase Document (furnished herewith)

101.PRE	Presentation Linkbase Document (furnished herewith)

