Form 10-Q/A
period 2012-06-30
Crumbs Bake Shop, Inc.
filed 2013-04-12
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A to the Quarterly Report of Crumbs Bake Shop, Inc. (“CBS”) on Form 10-Q for the quarter ended June 30, 2012, which was initially filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012 (the “Original Filing”), is being filed to restate CBS’ consolidated financial statements contained therein and to make related revisions to certain other items of the Original Filing. Specifically, Items 1 and 2 of Part I of the Original Filing have been amended to reflect the reclassification of CBS’ outstanding common stock purchase warrants from equity to a warrant (derivative) liability, and Item 4 of Part I of the Original Filing has been amended with respect to management’s conclusions regarding CBS’ disclosure controls and procedures. In addition, CBS has revised portions of Items 1 and 2 of Part I of the Original Filing to address comments issued on December 6, 2012 by the SEC with respect to CBS’ Annual Report on Form 10-K for the year ended December 31, 2011, which was amended on January 4, 2013 in response thereto, to the extent such comments are also relevant to the disclosures contained in the Original Filing. Pursuant to Exchange Act Rule 12b-15, new certifications by CBS’ principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32, so Item 6 of Part II of the Original Filing has also been amended.

Except as expressly provided above, this Amendment No. 2 on Form 10-Q/A speaks as of the date of the Original Filing and CBS has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 2 on Form 10-Q/A is subject to updating and supplementing as provided in CBS’ reports filed with the SEC subsequent to the date on which the Original Report was filed.

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
	(Unaudited)
	(Restated)

ASSETS

Current assets
Cash	$3,120,830	$5,940,982
Trade receivables	318,493	405,519
Inventories	564,952	503,008
Prepaid rent	524,440	621,184
Other current assets	479,898	196,975

Total current assets	5,008,613	7,667,668

Property and equipment, net	12,586,908	12,398,749

Other assets
Deferred tax asset	4,808,500	4,808,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	393,761	397,039
Deposits	291,553	318,024
Other	146,632	104,906

Total other assets	6,313,446	6,301,469

	$23,908,967	$26,367,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,539,347	$2,431,924
Payroll liabilities	211,450	250,307
Sales tax payable	166,072	69,063
Gift cards and certificates outstanding	165,961	179,563

Total current liabilities	2,082,830	2,930,857

Long-term liabilities
Deferred rent	3,425,838	3,030,182
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750
Warrant liability	545,630	654,756

Total liabilities	8,441,048	9,002,545

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;
390,000 shares issued and outstanding at June 30, 2012
and December 31, 2011	39	39
Common stock, $0.0001 par value; 100,000,000 shares authorized;
7,371,969 shares issued, 5,777,385 outstanding at June 30, 2012 and
7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	737	710
Additional paid-in capital	27,159,123	26,996,351
Accumulated deficit	(3,302,789)	(2,081,042)
Treasury stock, at cost	(15,913,948)	(15,913,948)

Total Crumbs Bake Shop, Inc. stockholders' equity	7,943,162	9,002,110

Non-controlling interest	7,524,757	8,363,231

Total stockholders' equity	15,467,919	17,365,341

	$23,908,967	$26,367,886

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)

Net sales	$11,080,954	$10,294,163	$22,358,048	$20,012,768

Cost of sales (exclusive of items shown separately below)	4,775,068	4,351,477	9,537,550	8,425,990

Gross profit	6,305,886	5,942,686	12,820,498	11,586,778

Operating expenses
Selling expenses	397,065	442,582	686,330	818,592
Staff expenses	3,349,667	3,264,738	6,744,840	6,120,020
Occupancy expenses	2,426,853	1,705,541	4,792,391	3,273,298
General and administrative	838,294	627,188	1,629,763	1,010,877
New store expenses	72,092	51,122	180,991	114,273
Depreciation and amortization	466,920	345,405	915,013	675,199
Loss on disposal of assets	13,841	-	13,841	-

	7,564,732	6,436,576	14,963,169	12,012,259

Loss from operations	(1,258,846)	(493,890)	(2,142,671)	(425,481)

Other income (expense)
Interest and other income	9,589	73	17,873	272
Abandoned lease projects	(32,021)	(14,044)	(44,549)	(13,444)
Change in fair value of warrant liability	545,630	(9,821,340)	109,126	(9,821,340)

	523,198	(9,835,311)	82,450	(9,834,512)

Net loss attributable to the controlling and
non-controlling interests	(735,648)	(10,329,201)	(2,060,221)	(10,259,993)

Less: Net loss attributable to
non-controlling interests	296,466	4,282,487	838,474	4,253,793

Net loss attributable to stockholders	$(439,182)	$(6,046,714)	$(1,221,747)	$(6,006,200)

Net loss per common share, basic and diluted	$(0.08)	$(1.18)	$(0.22)	$(1.07)

Weighted average number of common shares
outstanding, basic and diluted	5,505,885	5,141,082	5,505,885	5,599,274

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2012	2011
	(Restated)

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(2,060,221)	$(10,259,993)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	915,013	675,199
Loss on disposal of assets	13,841	-
Abandoned lease projects	44,549	13,444
Stock-based compensation	162,772	-
Deferred rent	395,656	347,512
Change in fair value of warrant liability	(109,126)	9,821,340
Changes in operating assets and liabilities:
Trade receivables	87,026	(53,016)
Inventories	(61,944)	(153,472)
Prepaid rent	96,744	(141,507)
Other current assets	(282,923)	(326,811)
Deposits	26,471	(4,099)
Accounts payable and accrued expenses	(999,451)	(1,050,651)
Payroll liabilities	(38,857)	58,854
Sales tax payable	97,009	22,059
Gift cards and certificates outstanding	(13,602)	4,428

Net cash used in operating activities	(1,727,043)	(1,046,713)

Cash flows from investing activities
Purchase of restricted certificate of deposit	-	(575,000)
Purchases of property and equipment	(1,019,185)	(1,147,062)
Purchases of intangible assets	(37,751)	(30,879)
Purchases of other assets	(36,200)	(14,210)

Net cash used in investing activities	(1,093,136)	(1,767,151)

Cash flows from financing activities
Proceeds retained from reverse merger	-	13,752,985
Proceeds from issuance of common stock under equity incentive plan	27	-
Capital distributions	-	(79,657)

Net cash provided by financing activities	27	13,673,328

Net increase (decrease) in cash	(2,820,152)	10,859,464

Cash, beginning of year	5,940,982	655,022

Cash, end of period	$3,120,830	$11,514,486

Supplemental disclosure of non-cash financing activities
Net assets acquired in reverse merger	$-	$2,087,468

Exchange of New Class B Exchangeable Units for common stock
of the Company	$-	$1,423,895
Payables related to capital expenditures	$106,874	$116,028

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Restatement of financial information

Crumbs Bake Shop, Inc., formerly known as 57th Street General Acquisition Corp., (“CBS”) has restated its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 to correct its accounting for its outstanding common stock purchase warrants. The warrants were previously accounted for as a component of equity rather than a warrant (derivative) liability. In addition, fair value disclosures related to the warrant (derivative) liability have been added within Note 2 (See “Warrant liability”, “Fair value – definition and hierarchy” and “Fair value – valuation techniques and inputs”) and as Note 4, “Fair value measurements”.

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

The restatement reflected below resulted in an expense related to the change in fair value of the warrants from January 1, 2012 to June 30, 2012. The adjustments have no impact on the Company’s (defined in Note 2) cash flows, and will not affect previously reported amounts of cash and cash equivalents, operating expenses or operating income (loss).

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Restatement of financial information (continued)

The effects of the restatement as of and for the three and six months ended June 30, 2012 are summarized below:

	As Previously Reported ($)	Adjustments ($)	As Restated ($)
Condensed Consolidated Balance Sheet as of June 30, 2012
Warrant liability	-	545,630	545,630
Total liabilities	7,895,418	545,630	8,441,048
Additional paid-in capital	30,427,228	(3,268,105)	27,159,123
Accumulated retained earnings (deficit)	(5,540,286)	2,237,497	(3,302,789)
Non-controlling interest	7,039,779	484,978	7,524,757
Total stockholders' equity	16,013,549	(545,630)	15,467,919

Condensed Consolidated Statement of Operations
for the three months ended June 30, 2012
Change in fair value of warrant liability	-	545,630	545,630
Net income (loss) attributable to the
controlling and non-controlling interests	(1,281,278)	545,630	(735,648)
Less: Net (income) loss attributable to non-controlling interest	516,355	(219,889)	296,466
Net income (loss) attributable to stockholders	(764,923)	325,741	(439,182)
Net income (loss) per common share, basic and diluted	(0.14)	0.06	(0.08)

Condensed Consolidated Statement of Operations
for the six months ended June 30, 2012
Change in fair value of warrant liability	-	109,126	109,126
Net income (loss) attributable to the
controlling and non-controlling interests	(2,169,347)	109,126	(2,060,221)
Less: Net (income) loss attributable to non-controlling interest	882,103	(43,629)	838,474
Net income (loss) attributable to stockholders	(1,287,244)	65,497	(1,221,747)
Net income (loss) per common share, basic and diluted	(0.23)	0.01	(0.22)

Condensed Consolidated Statement of Cash Flows
for the six months ended June 30, 2012
Net income (loss) attributable to the
controlling and non-controlling interests	(2,169,347)	109,126	(2,060,221)
Change in fair value of warrant liability	-	(109,126)	(109,126)

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of CBS and Crumbs Holdings LLC (“Holdings”) and its wholly-owned subsidiaries (such subsidiaries, together with Holdings, are referred to herein as “Crumbs”) as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifcation (“ASC”) Topic 270, “Interim Reporting,” and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X (CBS and Curmbs are collectively referred to herein as the “Company”). Accordingly, they do not include all the information and notes required for annual financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2012. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2011.

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

Fair value - valuation techniques and inputs

Warrant liability: The Company determined the fair value of the warrant liability using the quoted market prices for the warrants. On reporting dates where there are no active trades, the Company uses the last reported sales price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2012.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair value measurements (continued)

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$545,630

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$654,756

5.	Letters of credit

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

6.	Income taxes

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Intangible assets

At June 30, 2012, intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$547,338	$(295,884)	$251,454
Website Design	300,338	(158,031)	142,307

Total	$847,676	$(453,915)	$393,761

At December 31, 2011, intangible assets were comprised of the following:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$536,950	$(255,539)	$281,411
Website Design	247,974	(132,346)	115,628

Total	$784,924	$(387,885)	$397,039

Amortization expense was approximately $33,000 and $66,000, respectively, for each of the three and six months ended June 30, 2012 and was $33,000 and $65,000, respectively, for the three and six months ended June 30, 2011.

Estimated amortization expense for the next five years, including the remainder of 2012, is:

December 31,	Amount
2012	$66,000
2013	99,000
2014	27,000
2015	14,000
2016	2,000

8.	Related party

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three and six months ended June 30, 2012 and 2011, warrants to purchase 5,456,300 shares of common stock were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive. In addition, for the three and six months ended June 30, 2012, non-vested stock awards relating to 271,500 shares of common stock (see Note 10) were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive.

10.	Restricted stock

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Restricted stock (continued)

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

Concurrent with the execution of the Geiger Employment Agreement, EHL Holdings LLC and Bauer Holdings, Inc. (formerly Crumbs, Inc.) agreed to forfeit an aggregate of 799,000 Class B Units and 79,900 shares of the Series A Voting Preferred Stock.

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

Net Loss

For the three and six months ended June 30, 2012, the Company recorded a net loss attributable to common stockholders of $(0.44) million and $(1.22) million, respectively, or basic and diluted net loss per common share of $(0.08) and $(0.22), respectively, compared to a net loss attributable to common stockholders of $(6.05) million and $(6.01) million, respectively, or basic and diluted net loss per common share of $(1.18) and $(1.07), respectively, for the three and six months ended June 30, 2011.

Net Sales

On January 1, 2012, there were 26 stores in the same store sales base, with two and 8 additional stores entering the base during the three and six months ended June 30, 2012, respectively. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales for the three and six months ended June 30, 2012 were $11.08 million and $22.36 million, respectively, an increase of 7.7% and 11.7%, as compared to $10.29 million and $20.01 million, respectively, for the same periods in 2011. The increase in net sales for the three months ended June 30, 2012 was primarily attributable to $2.81 million in sales from 18 new stores opened between January 19, 2011 and June 30, 2012. The increase was offset by a $1.90 million decrease in same store sales for 31 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The increase in net sales for the six months ended June 30, 2012 was primarily attributable to $5.40 million in sales from 25 new stores opened between November 8, 2010 and June 30, 2012. The increase was offset by a $2.80 million decrease in same store sales for 32 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The decrease in same store sales was predominantly due to negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened, lack of sufficient new and innovative product offerings and deterioration in the quality of store level staffing and support.

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

Staff expenses for the three and six months ended June 30, 2012 were $3.35 million and $6.74 million, respectively, a 2.8% and 10.1% increase, as compared to $3.26 million and $6.12 million, respectively, for the same periods in 2011. The increases were attributable to the addition of corporate staff, the addition of staff for new stores opened in the second half of 2011 and the first quarter of 2012, and stock compensation expense related to the issuance of CBS’ shares to Crumbs’ employees, offset by a $0.63 million and $1.00 million decrease in store staff expenses in existing stores for the three and six months ended June 30, 2012, respectively. Staff expenses were reduced in an effort to keep labor percentages in line with decreasing store sales. The Company added 13 corporate staff positions during the 12 months ended June 30, 2012, which increased staff expenses by approximately $0.29 million and $0.53 million during the three and six months ended June 30, 2012, respectively. The increase was offset by a $0.12 and $0.11 million decrease in staff expenses during the three and six months ended June 30, 2012, respectively, from one and 7 corporate staff positions eliminated during the same periods, respectively, as well as a $.08 million and $0.30 million decrease from the elimination of guaranteed payments for the three and six months ended June 30, 2012, respectively. In addition, Crumbs opened 16 new stores during the 12 months ended June 30, 2012 and staffed the stores with 127 new store staff positions, which increased staff expenses by approximately $0.65 million and $1.32 million during the three and six months ended June 30, 2012. Employee stock compensation expense was $0.06 million and $0.09 million for the three and six months ended June 30, 2012, and there was no employee stock compensation expense in 2011. Staff expenses as a percentage of net sales for the three and six months ended June 30, 2012 were 30.2% and 30.1%, respectively, as compared to 31.7% and 30.6%, respectively, for the same periods in 2011.

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

Occupancy expenses are primarily attributable to the Company’s stores and corporate office leases. The original lease terms range from three to 15 years, many with options to extend to 20 years. Most lease agreements contain rent holidays, lease premiums, rent escalation clauses and/or contingent rent provisions, and many contain tenant improvement allowances. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. This treatment causes a non-cash expense in the early years of these leases that reverses in the later years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance, advertising and commissions, are included in occupancy expenses. Other expenses, such as utilities, cleaning, licenses, maintenance, property and liability insurance are also included in occupancy expenses.

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

Other income (expense) reported for the three and six months ended June 30, 2012 was $0.52 million and $0.08 million, respectively, which was primarily composed of income resulting from the change in fair value of the liability associated with CBS’ outstanding warrants to purchase common stock. See Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

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

During the last six months, management has identified and instituted six key initiatives which it believes will improve the financial performance of the Company, bolster the image of the Crumbs brand, and position the Company to grow in a more predictable and profitable manner. These initiatives contemplate special attention being paid to corporate structure, supply chain management, identification of real estate opportunities relating to existing and new stores, the frequent introduction of new cupcakes, and a wide sweeping improvement in customer interaction. To implement these initiatives effectively and maximize the benefits that management believes will result from those initiatives, the decision has been made that it is necessary and desirable to accelerate the velocity of new store openings. This acceleration will require working capital in greater amounts and over a shorter period of time than contemplated under the Company’s recent growth strategy.

As of June 30, 2012, the Company had approximately $2.93 million in cash and other current assets, net of current liabilities, which could be used to fund working capital needs, compared to $4.74 million at December 31, 2011. Unless the Company can generate a significant increase in cash from sales, it will need to raise additional capital through public or private financings to fund management’s accelerated store growth strategy. The Company is currently consulting with nationally-recognized financial advisors for the purpose of investigating opportunities for raising the additional capital that management believes will be needed to fund the Company’s strategies for the remainder of 2012 and 2013.

Cash Flows

The Company’s net cash used in operating activities was $1.73 million and $1.05 million, respectively, during the six months ended June 30, 2012 and 2011. The increase in operating cash outflows was primarily attributable to an increase in operating expenses disproportionate to the increase in sales for the period. The increase in cash outflows was partially offset by receivable collections and the usage of inventory and application of rent paid in prior periods.

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

A more detailed description of the restatements made to the financial statements for the three and six month periods ended June 30, 2012 is provided in Note 1 to the condensed consolidated financial statements included with this report.

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

Prior to August 14, 2012, an evaluation of the effectiveness of these disclosure controls as of June 30, 2012 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, concluded and disclosed in the Original Report that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level. As discussed in the Explanatory Note to this amended report and in Note 1 to the condensed consolidated financial statements presented herein, however, management subsequently discovered that CBS, which has historically classified its outstanding common stock purchase warrants as equity, is required pursuant to Accounting Standards Codification Subtopic 815-40, Contracts in Entity’s Own Equity, to classify such warrants as a derivative liability. In light of this discovery, our disclosure controls and procedures as of June 30, 2012 have been re-evaluated under the supervision and with the participation of management, including the PEO and the PAO. Based on such re-evaluation, such officers have determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2012. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

