Form 10-Q/A
period 2012-09-30
Crumbs Bake Shop, Inc.
filed 2013-04-12
CIK 1476719

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Crumbs Bake Shop, Inc. (“CBS”) on Form 10-Q for the quarter ended September 30, 2012, which was initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (the “Original Filing”), is being filed to restate CBS’ consolidated financial statements contained therein and to make related revisions to certain other items of the Original Filing. Specifically, Items 1 and 2 of Part I of the Original Filing have been amended to reflect the reclassification of CBS’ outstanding common stock purchase warrants from equity to a warrant (derivative) liability, and Item 4 of Part I of the Original Filing has been amended with respect to management’s conclusions regarding CBS’ disclosure controls and procedures. In addition, CBS has revised portions of Items 1 and 2 of Part I of the Original Filing to address comments issued on December 6, 2012 by the SEC with respect to CBS’ Annual Report on Form 10-K for the year ended December 31, 2011, which was amended on January 4, 2013 in response thereto, to the extent such comments are also relevant to the disclosures contained in the Original Filing. Pursuant to Exchange Act Rule 12b-15, new certifications by CBS’ principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32, so Item 6 of Part II of the Original Filing has also been amended.

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
	(Unaudited)
	(Restated)

ASSETS

Current assets
Cash	$156,176	$5,940,982
Trade receivables	359,592	405,519
Inventories	611,828	503,008
Prepaid rent	570,510	621,184
Deferred financing costs	11,146	-
Other current assets	376,302	196,975
Total current assets	2,085,554	7,667,668

Property and equipment, net	13,617,367	12,398,749

Other assets
Deferred tax asset	4,815,540	4,808,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	383,972	397,039
Deposits	283,178	318,024
Other	339,847	104,906
Total other assets	6,495,537	6,301,469

	$22,198,458	$26,367,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,809,644	$2,431,924
Payroll liabilities	59,153	250,307
Sales tax payable	118,642	69,063
Gift cards and certificates outstanding	168,654	179,563
Total current liabilities	2,156,093	2,930,857

Long-term liabilities
Deferred rent	3,657,231	3,030,182
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750
Warrant liability	272,815	654,756
Total liabilities	8,472,889	9,002,545

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 390,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	39	39
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,380,969 shares issued, 5,786,385 outstanding at September 30, 2012 and 7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	738	710
Additional paid-in capital	27,278,329	26,996,351
Accumulated deficit	(4,414,883)	(2,081,042)
Treasury stock, at cost	(15,913,948)	(15,913,948)

Total Crumbs Bake Shop, Inc. stockholders' equity	6,950,275	9,002,110

Non-controlling interest	6,775,294	8,363,231

Total stockholders' equity	13,725,569	17,365,341

	$22,198,458	$26,367,886

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Restated)		(Restated)

Net sales	$9,895,174	$8,876,352	$32,253,222	$28,889,120

Cost of sales (exclusive of items shown separately below)	4,445,034	3,768,076	13,982,584	12,194,066

Gross profit	5,450,140	5,108,276	18,270,638	16,695,054

Operating expenses
Selling expenses	296,033	314,710	982,364	1,133,302
Staff expenses	3,325,414	3,101,496	10,070,254	9,221,517
Occupancy expenses	2,514,437	1,795,359	7,306,828	5,068,657
General and administrative	772,159	658,797	2,401,923	1,669,674
New store expenses	141,814	418,650	322,804	532,923
Depreciation and amortization	476,342	362,277	1,391,355	1,037,476
Loss on disposal of assets	-	-	13,841	-

	7,526,199	6,651,289	22,489,369	18,663,549

Loss from operations	(2,076,059)	(1,543,013)	(4,218,731)	(1,968,495)

Other income (expense)
Interest and other income	1,470	61	19,343	334
Abandoned projects	(66,823)	(6,184)	(111,371)	(19,628)
Change in fair value of warrant liability	272,815	12,276,675	381,941	2,455,335

	207,462	12,270,552	289,913	2,436,041

Income (loss) before income tax benefit (expense)	(1,868,597)	10,727,539	(3,928,818)	467,546

Income tax benefit (expense)	7,040	(10,510)	7,040	(10,510)

Net income (loss) attributable to the controlling and non-controlling interests	(1,861,557)	10,717,029	(3,921,778)	457,036

Less: Net (income) loss attributable to non-controlling interests	749,463	(4,443,280)	1,587,937	(189,487)

Net income (loss) attributable to stockholders	$(1,112,094)	$6,273,749	$(2,333,841)	$267,549

Net income (loss) per common share, basic and diluted	$(0.20)	$1.14	$(0.42)	$0.05

Weighted average number of common shares outstanding, basic and diluted	5,505,885	5,505,885	5,505,885	5,567,802

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2012	2011
	(Restated)

Cash flows from operating activities
Net income (loss) attributable to the controlling and non-controlling interests	$(3,921,778)	$457,036
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,391,355	1,037,476
Deferred income tax benefit	(7,040)	-
Loss on disposal of assets	13,841	-
Abandoned projects	111,371	19,628
Stock-based compensation	281,978	-
Deferred rent	627,049	802,036
Change in fair value of warrant liability	(381,941)	(2,455,335)
Changes in operating assets and liabilities:
Trade receivables	45,927	(61,028)
Inventories	(108,820)	(124,871)
Prepaid rent	50,674	(190,279)
Other current assets	(179,327)	(268,177)
Deposits	34,846	(10,340)
Accounts payable and accrued expenses	(923,762)	(1,331,575)
Payroll liabilities	(191,154)	249,724
Sales tax payable	49,579	21,892
Gift cards and certificates outstanding	(10,909)	4,423

Net cash used in operating activities	(3,118,111)	(1,849,390)

Cash flows from investing activities
Purchase of restricted certificate of deposit	-	(643,000)
Purchases of property and equipment	(2,310,148)	(3,019,203)
Purchases of intangible assets	(125,763)	(52,024)
Purchases of other assets	(230,812)	(71,065)

Net cash used in investing activities	(2,666,723)	(3,785,292)

Cash flows from financing activities
Proceeds retained from reverse merger	-	13,697,319
Proceeds from issuance of common stock under equity incentive plan	28	-
Capital distributions	-	(89,324)

Net cash provided by financing activities	28	13,607,995

Net increase (decrease) in cash	(5,784,806)	7,973,313

Cash, beginning of year	5,940,982	655,022

Cash, end of period	$156,176	$8,628,335

Supplemental disclosure of non-cash investing and financing activities
Net assets acquired in reverse merger	$-	$2,087,468

Exchange of New Crumbs Class B Exchangeable Units for common stock of the CBS	$-	$1,423,895

Payables related to capital expenditures	$290,336	$-

Private investment in public equity costs financed through accounts payable	$11,146	$-

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Restatement of financial information

Crumbs Bake Shop, Inc., formerly known as 57th Street General Acquisition Corp., (“CBS”) has restated its unaudited condensed consolidated financial statements for the three and nine months months ended September 30, 2012 to correct its accounting for its outstanding common stock purchase warrants. The warrants were previously accounted for as a component of equity rather than a warrant (derivative) liability. In addition, fair value disclosures related to the warrant (derivative) liability have been added within Note 2 (See “Warrant Liability,” “Fair Value - definition and hierarchy” and “Fair Value - valuation techniques and inputs”) and as Note 4, “Fair Value Measurements.”

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

The restatement reflected below resulted in an expense related to the change in fair value of the warrants from January 1, 2012 to September 30, 2012. The adjustments have no impact on the Company’s (defined in Note 2) cash flows, and will not affect previously reported amounts of cash and cash equivalents, operating expenses or operating income (loss).

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Restatement of financial information (continued)

The effects of the restatement as of and for the three and nine months ended September 30, 2012 are summarized below:

	As Previously		As
	Reported	Adjustments	Restated
	($)	($)	($)

Condensed Consolidated Balance Sheet as of September 30, 2012
Warrant liability	-	272,815	272,815
Total liabilities	8,200,074	272,815	8,472,889
Additional paid-in capital	30,546,434	(3,268,105)	27,278,329
Accumulated retained earnings (deficit)	(6,815,360)	2,400,477	(4,414,883)
Non-controlling interest	6,180,481	594,813	6,775,294
Total stockholders' equity	13,998,384	(272,815)	13,725,569

Condensed Consolidated Statement of Operations for the three months ended September 30, 2012
Change in fair value of warrant liability	-	272,815	272,815
Net income (loss) attributable to the controlling and non-controlling interests	(2,134,372)	272,815	(1,861,557)
Less: Net (income) loss attributable to non-controlling interest	859,298	(109,835)	749,463
Net income (loss) attributable to stockholders	(1,275,074)	162,980	(1,112,094)
Net income (loss) per common share, basic and diluted	(0.23)	0.03	(0.20)

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012
Change in fair value of warrant liability	-	381,941	381,941
Net income (loss) attributable to the controlling and non-controlling interests	(4,303,719)	381,941	(3,921,778)
Less: Net (income) loss attributable to non-controlling interest	1,741,401	(153,464)	1,587,937
Net income (loss) attributable to stockholders	(2,562,318)	228,477	(2,333,841)
Net income (loss) per common share, basic and diluted	(0.47)	0.05	(0.42)

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012
Net income (loss) attributable to the controlling and non-controlling interests	(4,303,719)	381,941	(3,921,778)
Change in fair value of warrant liability	-	(381,941)	(381,941)

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	Nature of business and summary of significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of CBS and Crumbs Holdings LLC (“Holdings”) and its wholly-owned subsidiaries (such subsidiaries, together with Holdings, are referred to herein as “Crumbs”) as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifcation (“ASC”) Topic 270, “Interim Reporting,” and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X (CBS and Crumbs are collectively referred to herein as the “Company”). Accordingly, they do not include all the information and notes required for annual financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2012. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2011.

Reverse Merger

On January 9, 2011, CBS, 57th Street Merger Sub LLC, (“Merger Sub”), Holdings, all the members of Holdings immediately prior to the consummation of the Merger (as described below) (individually, a “Member” or, collectively, the “Members”), and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Holdings immediately prior to the consummation of the Merger and Julian R. Geiger and, therefore, exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition.

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

Upon consummation of the Merger, the Members of Holdings received consideration in the form of newly issued securities and approximately $22,086,000 in cash. The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which is exchangeable for 4,541,394 shares of CBS common stock, and 2,201,394 of which Class B Units have been exchanged for shares of CBS common stock (see Notes 12 and 13)) and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS (each such share entitling its holder the right to vote 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 220,139.4 of which have been surrendered and cancelled by CBS upon the exchange of 2,201,394 Class B Units for the 2,201,394 shares of common stock (see Notes 12 and 13)). In addition, Holdings, as the entity surviving the Merger, received, as a capital contribution from CBS, the sum of approximately $13,725,000 (not including refunds receivable after the closing of the Merger) after giving effect to the retention of approximately $53,000 by CBS for future public company expenses and the payment of approximately $149,000 for CBS’ then outstanding franchise taxes.

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

Restricted Certificates of Deposit

As of September 30, 2012 and December 31, 2011, the Company had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 5). The letters of credit are required as security deposits for certain of Crumbs’ store operating leases.

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

CBS entered into a tax receivable agreement with Holdings that will provide for the payment by CBS to the Members of up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to Crumbs entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the tax receivable agreement as part of the Geiger Employment Agreement (see Note 12). For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of Holdings (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.

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

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$272,815

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	Fair value measurements (continued)

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$654,756

5.	Letters of credit

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

At the date of the Merger, the Company recorded a deferred tax asset of approximately $9,547,000 for estimated income tax effects of the increase in tax basis of the purchased interests and future projected payments under the tax receivable agreement. During the three months ended September 30, 2012 and the year ended December 31, 2011, an additional deferred tax asset of approximately $7,000 and $35,000, respectively, was recorded for estimated local income tax effects of the Company’s net loss for the year ended December 31, 2011. The Company had a net deferred tax asset of approximately $4,816,000 and $4,808,000, respectively, at September 30, 2012 and December 31, 2011, which can be utilized to offset future taxable income through 2026.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Intangible assets (continued)

Estimated amortization expense for the next five years, including the remainder of 2012, is:

2012	$33,000
2013	$100,000
2014	$28,000
2015	$15,000
2016	$4,000

8.	Purchase commitment

In July 2012, CBS entered into an agreement with Starbucks Corporation (“Starbucks”) to bring the full complement of Starbucks® brewed coffees, teas and espresso-based drinks to all of Crumbs’ retail stores, except the Newark Liberty International Airport location (“the Starbucks Agreement”).  CBS agreed to purchase Starbucks coffee, Fontana sauces and syrups, and Tazo teas and paper products directly from Starbucks to satisfy all of its brewed coffee and espresso beverage requirements in its retail stores. Under the Starbucks Agreement, CBS has agreed to purchase a minimum amount of coffee products from this vendor through August 2015.  Although CBS has met the agreed purchase amounts since entering into the Starbucks Agreement (estimated at approximately $15,000 of product per week or $780,000 per year), failure to meet the minimum purchase agreements could result in termination of the Starbucks Agreement or adjustment to the coffee costs listed in the Starbucks Agreement.

9.	Related party

For the three and nine months ended September 30, 2011, the Company paid $300 and $4,800, respectively, in fees, unrelated to audit services, to an accounting firm of which an officer of the Company is a part owner. No similar payments have been made in 2012.

For the three and nine months ended September 30, 2012, the Company paid approximately $6,900 and $17,300, respectively, in rent to a landlord that is partially owned by an officer of the Company, compared to $5,200 and $15,200, respectively, for the three and nine months ended September 30, 2011.

10.	Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to stockholders by the weighted average number of CBS common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to CBS common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three and nine months ended September 30, 2012 and 2011, warrants to purchase 5,456,300 shares of common stock were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive. In addition, for the three and nine months ended September 30, 2012, non-vested stock awards relating to 280,500 shares of common stock (see Note 11) were excluded from the calculation of diluted income (loss) per share because their effect would have been anti-dilutive.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Restricted stock

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Restricted stock (continued)

Total stock-based compensation expense not yet recognized of approximately $734,000 as of September 30, 2012 has a weighted average period of two years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in CBS’ total issued and outstanding common shares.

12.	Stockholders’ equity

CBS is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse Merger,” Note 2), the Members were issued 4,541,394 Class B Units and 454,139.4 shares of Series A Preferred Stock. Upon exchange of the Class B Units in accordance with the Exchange and Support Agreement, shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and concurrently, a proportionate amount of shares of Series A Preferred Stock will be automatically redeemed and cancelled at the current ratio of 1:10, subject to the availability of lawful funds, for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the Class B Units, the Series A Preferred Stock is not redeemable.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	Subsequent events

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

During the last six months, management has identified and instituted six key initiatives which it believes will improve the financial performance of the Company, bolster the image of the Crumbs brand, and position the Company to grow in a more predictable and profitable manner. These initiatives contemplate special attention being paid to corporate structure, supply chain management, identification of real estate opportunities relating to existing and new stores, the frequent introduction of new cupcakes, and a wide sweeping improvement in customer interaction. To maximize the benefits that management believes will result from those initiatives, the decision has been made that it is necessary and desirable to accelerate the velocity of new store openings. In order to fund these initiatives, CBS entered into the Capital Transaction described below under Recent Developments.

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

On October 10, 2012, CBS entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. (collectively, the “Special Situations Funds”), Buckingham RAF Partners, L.P., Buckingham RAF Partners II, L.P., Buckingham RAF International Partners Master Fund, LP, Whitney Capital Series Fund LLC – Series LS1, Durban Capital LP, John Mills, P.A.W. Partners, L.P., P.A.W. Small Cap Partners, L.P., Prism Partners I, L.P., Prism Partners III Leveraged, L.P., Prism Partner IV Leveraged Offshore Fund, Arthur J. Samberg, Leonard A. Potter, Frederick G. Kraegel, Jeffrey D. Roseman, Mark D. Klein, and Julian R. Geiger (collectively, the “Investors”). Pursuant to the Purchase Agreement, CBS agreed to sell an aggregate 4,456,968 shares (the “Shares”) of CBS’ common stock, par value $.0001 per share (the “Common Stock”), to the Investors at a purchase price of $2.21 per Share (the “Capital Transaction”). The Shares were sold only to accredited investors in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The closing of the Capital Transaction and the sale of the Shares took place on October 11, 2012. The Company received aggregate gross proceeds of $9.85 million as a result of the Capital Transaction. After deducting the expenses of the Capital Transaction, net proceeds will be approximately $9.30 million. The Company intends to use these proceeds to fund new store growth and for general working capital purposes.

Results of Operations and Known Trends

The Company’s results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Income (Loss)

For the three and nine months ended September 30, 2012, the Company recorded a net loss attributable to common stockholders of $(1.11) million and $(2.33) million, respectively, or basic and diluted net loss per common share of $(0.20) and $(0.42), respectively, compared to net income attributable to common stockholders of $6.27 million and $0.27 million, respectively, or basic and diluted net income per common share of $1.14 and $0.05, respectively, for the three and nine months ended September 30, 2011.

Net Sales

On January 1, 2012, there were 26 stores in the same stores sales base, with one and nine additional stores entering the base during the three and nine months ended September 30, 2012, respectively. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales for the three and nine months ended September 30, 2012 were $9.90 million and $32.25 million, respectively, an increase of 11.5% and 11.6% over the $8.88 million and $28.89 million, respectively, recorded for the same periods in 2011. The increase in net sales for the three months ended September 30, 2012 was primarily attributable to $2.42 million in sales from 20 new stores opened between April 4, 2011 and September 30, 2012. The increase was offset by a $1.30 million decrease in same store sales for 33 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The increase in net sales for the nine months ended September 30, 2012 was primarily attributable to $7.82 million in sales from 28 new stores opened between November 8, 2010 and September 30, 2012. The increase was offset by a $4.10 million decrease in same store sales for 33 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The decrease in same store sales was predominantly due to negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened, lack of sufficient new and innovative product offerings and deterioration in the quality of store level staffing and support.

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

Staff expenses for the three and nine months ended September 30, 2012 were $3.33 million and $10.07 million, respectively, an increase of 7.4% and 9.2% over the $3.10 million and $9.22 million, respectively, recorded for the same periods in 2011. The increases were attributable to the addition of corporate staff, the addition of staff for new stores and stock compensation expense related to the issuance of CBS’ shares to Crumbs’ employees, offset by a decrease of $0.44 million and $1.45 million in store staff expenses in existing stores for the three and nine months ended September 30, 2012, respectively. Staff expenses were reduced in an effort to keep labor percentages in line with decreasing store sales. The Company added 16 corporate staff positions during the 12 months ended September 30, 2012, which increased staff expenses by approximately $0.33 million and $0.86 million during the three and nine months ended September 30, 2012, respectively. The increase was offset by a $0.28 and $0.26 million decrease in staff expenses during the three and nine months ended September 30, 2012, respectively, from executive salary reductions and one and eight corporate staff positions eliminated during the same periods, respectively, as well as a decrease of $0 and $0.30 million from the elimination of guaranteed payments for the three and nine months ended September 30, 2012, respectively. In addition, Crumbs opened 15 new stores during the 12 months ended September 30, 2012 and staffed the stores with 114 new store staff positions, which increased staff expenses by approximately $0.51 million and $1.44 million during the three and nine months ended September 30, 2012, respectively. Employee stock compensation expense was $0.07 million and $0.16 million for the three and nine months ended September 30, 2012, respectively, and there was no employee stock compensation expense in 2011. Staff expenses as a percentage of net sales for the three and nine months ended September 30, 2012 were 33.6% and 31.2%, respectively, as compared to 34.9% and 31.9%, respectively, for the same periods in 2011.

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

General and administrative expenses for the three and nine months ended September 30, 2012 were $0.77 million and $2.40 million, respectively, an increase of 16.7% and 43.7% over the $0.66 million and $1.67 million, respectively, recorded for the same periods in 2011. General and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2012 were 7.8% and 7.4%, respectively, compared to 7.4% and 5.8% for the same periods in 2011. The increase was primarily attributable to public company costs and professional fees.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to the store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses for the three and nine months ended September 30, 2012 were $0.14 million and $0.32 million, respectively, a decrease of 66.7% and 39.6% when compared to the $0.42 million and $0.53 million, respectively, recorded for the same periods in 2011. New store expenses as a percentage of net sales were 1.4% and 1.0%, respectively, for the three and nine months ended September 30, 2012 compared to 4.7% and 1.8%, respectively, for the same periods in 2011. The decreases were primarily attributable to fewer new stores with shorter pre-opening periods and lower base rent during the quarter and nine months ended September 30, 2012 versus the same periods of the prior year, offset by costs associated with one store scheduled to open subsequent to September 30, 2012.

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

Other income (expense) reported for the three and nine months ended September 30, 2012 was $0.21 million and $0.29 million, respectively, which was primarily composed of income resulting from the change in fair value of the liability associated with CBS’ outstanding warrants to purchase common stock. See Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this amended report for further information about the warrant liability.

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

As of September 30, 2012, the Company had approximately $0.07 million in cash and other current assets, net of current liabilities, which could be used to fund working capital needs, compared to $4.74 million at December 31, 2011. As noted in Recent Developments within Part I, Item 2 of this quarterly report, CBS completed the Capital Transaction on October 11, 2012, resulting in net proceeds of approximately $9.30 million. This capital will be used to fund future store growth and provide additional working capital.

Cash Flows

The Company’s net cash used in operating activities was $3.12 million and $1.85 million, respectively, during the nine months ended September 30, 2012 and 2011. The increase in operating cash outflows for the 2012 period when compared to the 2011 period was primarily attributable to an increase in operating expenses in excess of the increase in sales for the period. This increase in cash outflows was partially offset by receivable collections and the reduction of prepaid rent payments required at the time of lease signings.

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

Critical Accounting Policies

The Company’s critical accounting policies are identified and described in its Annual Report on Form 10-K for the year ended December 31, 2011. The Company believes that there have been no material changes in its critical accounting policies since they were last disclosed.

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

A more detailed description of the restatements made to the financial statements for the three and nine month periods ended September 30, 2012 is provided in Note 1 to the condensed consolidated financial statements included with this report.

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

Prior to November 14, 2012, an evaluation of the effectiveness of these disclosure controls as of September 30, 2012 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, concluded and disclosed in the Original Report that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level. As discussed in the Explanatory Note to this amended report and in Note 1 to the condensed consolidated financial statements presented herein, however, management subsequently discovered that CBS, which has historically classified its outstanding common stock purchase warrants as equity, is required pursuant to Accounting Standards Codification Subtopic 815-40, Contracts in Entity’s Own Equity, to classify such warrants as a warrant (derivative) liability. In light of this discovery, our disclosure controls and procedures as of September 30, 2012 have been re-evaluated under the supervision and with the participation of management, including the PEO and the PAO. Based on such re-evaluation, such officers have determined that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2012. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

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

