Form 10-K
period 2012-12-31
Crumbs Bake Shop, Inc.
filed 2013-04-15
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2012: $9,844,204.

The number of shares of the registrant’s common stock outstanding as of March 31, 2013: 11,984,353

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A to be filed within 120 days of December 31, 2012 in connection with its 2013 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Crumbs Bake Shop, Inc.

PART I

When used in this Annual Report on Form 10-K, (i) the term “CBS” refers to Crumbs Bake Shop, Inc., (ii) the term “Holdings” refers to Crumbs Holdings LLC, and (iii) the terms “Crumbs”, “the Company”, “we”, “us” and “our” refer collectively to CBS, Holdings and their subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only Registrant’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to achieve and manage the growth of the Crumbs Bake Shop brand and operations, including expansion into new and within existing markets;
•	that any projections, including earnings, revenue, expenses, synergies, margins or any other financial items are not realized;
•	the Company’s ability to maintain relationships with customers, employees, suppliers and lessors;
•	the Company’s loss of key personnel;
•	the Company’s ability to successfully implement new strategies, including, without limitation, real estate exit strategies;
•	the effects of geographic concentration and regional factors impacting local economies;
•	the competition for real estate and the Company’s ability to negotiate, renew and/or strategically exit leases;
•	a reduction in profit margins;
•	the effects of disruptions in the Company’s supply chain;
•	the effects of changing interpretations of generally accepted accounting principles;
•	the effects of future legislation and regulatory environments;
•	the Company’s ability to continue to meet the NASDAQ Capital Market continuing listing standards;
•	the market for and volatility of the market prices of CBS’ securities;
•	general economic conditions;
•	the Company’s ability to continue to comply with government regulations;
•	the effects of weather, Act of God, and other conditions beyond the Company’s control on its business and operations; and
•	the Company’s exposure to operating hazards.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of this Annual Report, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in this Annual Report are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements are based on information available to the Company as of the date hereof, and, except to the extent required by federal securities laws, CBS undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 1. BUSINESS.

General

CBS is a Delaware corporation organized in October 2009 under the name 57th Street General Acquisition Corp. (“57th Street”). 57th Street was organized as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. Following the Transaction (as described below), in October 2011, 57th Street changed its name to Crumbs Bake Shop, Inc. to more accurately reflect the nature of CBS’ business.

CBS, through its consolidated subsidiary, Holdings, a Delaware limited liability company, engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods as well as hot and cold beverages. Crumbs offers these products through its stores, e-commerce division, catering services and wholesale distribution business.

Prior to the Transaction (as defined below), the first retail bake shop was opened in 2003 on the Upper West Side of Manhattan. Less than a year later, the second store was opened on the Upper East Side of Manhattan. In 2008, with a total of six bake shops open for business and further opportunities for expansion, the founders expanded ownership in the privately held company to include an outside investor and formed Holdings. At the time of the Merger (as described in the following paragraph), Holdings had 35 stores across six states and Washington, D.C.

Transaction

On January 9, 2011, CBS (then known as 57th Street General Acquisition Corp.), 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of CBS (“Merger Sub”), Holdings, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the Merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger and Julian R. Geiger, and therefore exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.”

Pursuant to the Business Combination Agreement, in February 2011, CBS commenced a tender offer, as amended from time to time, to ultimately purchase up to 1,803,607 shares of its issued and outstanding common stock for $9.98 per share, net to the seller in cash without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, as supplemented by the tender offer statement on Schedule TO, and the Third Amended and Restated Letter of Transmittal (which together, as amended or supplemented from time to time, constituted the “Offer”). The Offer expired at 5:00 p.m. Eastern time on May 4, 2011, after which 57th Street promptly purchased all 1,594,584 shares of its common stock validly tendered and not withdrawn, for an aggregate purchase price of $15.9 million.

Upon consummation of the Merger on May 5, 2011, the Members received consideration in the form of newly issued securities and approximately $22.1 million in cash. The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings that were exchangeable for shares of CBS common stock on a one-for-one basis and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS, each of which entitles its holder to cast 10 votes in all matters for which the holders of common stock are entitled to vote. Of the Class B Units issued in the Transaction, 2,201,394 have been exchanged for shares of CBS common stock. Of the shares of Series A Preferred Stock issued in the Transaction, 220,139.4 shares have been surrendered and cancelled in connection with the exchange of Class B Units. In addition, Holdings, as the entity surviving the Merger, received, as a capital contribution from CBS, the sum of $13.7 million (not including refunds receivable after the closing of the Merger) after giving effect to the retention of $0.1 million by CBS for future public company expenses and the payment of $0.1 million for CBS’ then outstanding franchise taxes.

Stores

Crumbs’ sales are substantially conducted through its stores. Crumbs currently operates 67 stores in New York, New Jersey, California, Illinois, Washington, D.C., Connecticut, Massachusetts, Delaware, Pennsylvania, Rhode Island, New Hampshire, Maryland and Virginia. Information about its store locations as of December 31, 2012 can be found in Item 2 of Part I of this Annual Report on Form 10-K.

Store Operations

Store Design and Environment

Our street and in-line mall locations range from approximately 340 to 1,550 square feet with an average of 980 square feet. Crumbs’ mall kiosk locations have an average size of approximately 180 square feet.

Merchandise Assortment

Crumbs offers high-quality baked goods. Crumbs serves an extensive assortment of cupcake varieties which are offered in four sizes: “Taste Size,” which are bite sized cupcakes measuring about one inch; “Classic Size,” which are the size of traditional cupcakes; “Signature Size,” which are six ounces and close to four inches in height; and “Colossal Size,” which serve between six and eight people.

While cupcakes comprise a majority of Crumbs’ sales mix, Crumbs also offers other baked goods, including push up pops, cakes, cookies, pastries, scones, croissants, brownies and muffins. Crumbs offers beverages such as drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate under the “We Proudly Service” Starbucks coffee program.

Store Management

Crumbs views its management team as the foundation of the Company’s performance and an important element of its long-term growth. Crumbs seeks highly motivated individuals with management and industry experience. The Company supports its store operations with a combination of store managers, district managers and a director of store operations who, in conjunction with its human resources team, are responsible for hiring and training.

Maintaining the Crumbs corporate culture and values are essential as Crumbs continues to expand. Crumbs believes this concept is important in order to develop its brand and ensure future success. Crumbs believes that employees are a key to its long-term viability and that its culture fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

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

Expansion Opportunities and Store Site Selection Process

Crumbs focuses on opening new stores in an effort to expand its presence in those existing markets in which Crumbs already operates. Additionally, it identifies new markets where economic conditions and perceived consumer demand would indicate that there is a strong opportunity to develop the critical mass of stores necessary for creating brand recognition and a profitable base of operations. In 2013, the Company has already opened eight stores and is in the construction phase of several other stores. It is Crumbs’ goal to open an additional 14 mall-based stores within the southern New Hampshire to northern Virginia corridor. Crumbs may also selectively seek to terminate some existing leases and/or close certain stores as part of its efforts to strengthen its overall real estate portfolio.

Crumbs believes there is a strong opportunity for profitable growth in key super-regional shopping malls, in which there is high traffic and limited competition within Crumbs’ core business. Working closely with its real estate consultants, Crumbs identifies those states and cities with malls that it believes offer this opportunity. Fundamentally, these suburban malls surround major urban areas in which Crumbs already has stores in operation. Crumbs believes that this approach has the potential to increase brand awareness and brand loyalty and improve operating and marketing efficiencies. Crumbs also believes that the clustering of stores leads to reduced expenses associated with regional supervision and operations. Crumbs believes that building a strong brand presence in each of its trading areas facilitates the hiring of qualified team members looking to develop a career with a growing company.

Marketing and Promotion

Crumbs’ marketing efforts combine in-store efforts with newspaper and radio advertising geared toward building brand recognition and brand differentiation. Crumbs believes that it is the leader in the gourmet cupcake area, and attempts to reinforce on a consistent basis that it should be the destination store of choice for especially creative and delicious cupcakes. The Company also works with an external public relations firm that creates and delivers opportunities for celebrity participation and/or endorsement of Crumbs products.

Store Economics

As of December 31, 2012, Crumbs’ average retail store open for over a year generated sales of approximately $788,000, and the average cost for the build out of a new store was approximately $419,000 which includes approximately $399,000 for construction and approximately $20,000 for capital expenditures.

Other Operations

Through its e-commerce division at www.crumbs.com, Crumbs sells its products nationwide for delivery to homes and businesses. The Crumbs website creates brand recognition, even in markets where Crumbs does not have a physical presence. The Crumbs website offers a large variety of cupcakes in two sizes, its Signature Size and Taste Size. Crumbs’ cupcakes are frozen, placed in attractive, specially designed packaging and shipped in insulated containers with dry ice. Crumbs ships anywhere in the 48 contiguous states, and sees an opportunity to capitalize on demand for its product offerings by expanding its store presence. While orders are currently fulfilled by a bakery facility in the Chicago area, Crumbs hopes to expand fulfillment to bakery facilities near both the east and west coasts of the United States resulting in a reduction of shipping costs to customers in those regions.

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

Seasonality

Although management believes that Crumbs’ business is not seasonal, sales do peak throughout the year on certain holidays/events such as Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving, Christmas and Hanukkah (particularly in the mall locations).

Supply Chain Management

Crumbs’ baked goods are supplied daily from local bakers on a regional basis to its stores. Crumbs believes that this contract manufacturing model has allowed it to have smaller store sizes and lower build out costs compared with its competitors. Crumbs believes that its fresh baked goods facility system and supply chain function provide a competitive advantage. Crumbs also believes that this model allows Crumbs to build out new stores more quickly than its competitors and to achieve bulk purchasing efficiencies. Therefore, Crumbs has greater flexibility in selecting retail space in which to operate its stores.

As of December 31, 2012, Crumbs had agreements with local bakers in four different regions. By entering into exclusive production agreements with bakery suppliers in each region, Crumbs can better manage the consistent quality of its baked goods in each of its stores in those regions.

Crumbs focuses its store growth in areas that it believes will allow it to continue to gain efficiencies through leveraging of the baked goods facility structure. Crumbs expects to enter new markets selectively, which may require contracting with additional bakery suppliers once a sufficient number of stores in a new market are opened for efficient distribution of Crumbs’ products.

Competition

The industry in which Crumbs conducts its business is intensely competitive. Crumbs’ stores compete with well-established national, regional and locally-owned traditional bakeries, cupcake specific bakeries, cafés and other companies providing baked goods and coffee. Additionally, Crumbs competes with certain quick-service restaurants, delicatessens, specialty food stores, take-out food service companies, supermarkets and convenience stores. The principal factors on which Crumbs competes are taste, quality, price of products offered, customer service, atmosphere, location, convenience and overall customer experience. Crumbs also competes for retail space in desirable locations. Many competitors or potential competitors have substantially greater financial and other resources, which may allow them to react more quickly to changes in pricing, marketing and the other changing tastes. As Crumbs expands, Crumbs will continue to encounter additional competitors. See the risk factor entitled, “Crumbs’ success depends on its ability to compete with cupcake specific bakeries, traditional bakeries and other food service businesses” that is contained in Item 1A of Part I of this Annual Report on Form 10-K under the heading, “Risks Associated with Crumbs’ Business and Industry.”

Business Philosophy and Growth Strategy

Crumbs’ management attempts to create a strong emotional connection with its customers. This is true in the stores that are currently open, and in those that will be built in the future. The creation of this connection will support Crumbs becoming an increasingly recognized and respected brand. Crumbs strives to create a special culture which will lead to the creation of a positive and memorable shopping experience.

Brand

Crumbs believes that its brand stands for quality, innovation, and service. While serving a wide variety of baked goods, Crumbs’ signature product is the cupcake. Crumbs operates in a competitive market and it believes that its cupcake assortment is broader, more diversified and better tasting.

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

Growth Strategy

Crumbs intends to grow by expanding its store base and by generating positive same store sales in its existing stores. Crumbs has used market research to stay in touch with the desires and needs of its customers, and to offer its customers newness, change and innovation in its product assortments. Crumbs has attempted to expand its beverage business by participating in the “We Proudly Serve” Starbucks coffee program. Additionally, Crumbs intends to explore the potential for additional merchandise which can be logical product extensions for the brand.

Crumbs is in the process of building a data warehouse and centralized automated allocation system to streamline its supply chain management. Once these initiatives are completed, Crumbs expects that it will introduce a customer loyalty program which will help to form a stronger connection with its best customers.

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

Crumbs’ U.S. Trademark registrations include:  (i) CRUMBS BAKE SHOP (and design) classified as “retail bakery shops; take-out bakery services;” (ii) CRUMBS BAKE SHOP (and design) classified as “bakery products;” (iii) SERVING SMILES DAILY classified as “retail bakery shops;” and (iv) MADE BY HAND, BAKED WITH LOVE classified as “retail bakery shops.”  Crumbs also has registrations for the trademark CRUMBS BAKE SHOP (and design) in Japan and the European Community and an application for CRUMBS BAKE SHOP (and design) pending in Canada.  There are pending U.S. applications for CRUMBS BAKE SHOP (and design) for “housewares, namely, baking molds, cake pans, cake tins and cake molds” and for its new awning logo for “retail bakery shops; take-out bakery services.”  Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered.

Crumbs also has registered a number of domain names, including www.crumbs.com, www.crumbsbakeshop.com, www.crumbs.jp, www.crumbsbakeshop.eu, www.crumbsbakeshop.ca, and www.crumbsbakeshop.co.uk.  Information on Crumbs’ websites is not incorporated herein by reference.

Government Regulation

Crumbs’ stores are subject to regulation by governmental agencies and to licensing and regulation by state and local health, sanitation, building, zoning, safety, fire and other departments relating to the development and operation of restaurants. These regulations include matters relating to environmental, building, construction and zoning requirements and the preparation and sale of food and beverages. Crumbs’ facilities are licensed and subject to regulation under state and local fire, health and safety codes. Compliance with applicable environmental regulations is not believed to have a material effect on capital expenditures, financial condition, results of operations or Crumbs’ competitive position.

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

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition and advertising practices. For example, several states and individual municipalities, including New York City, have adopted regulations requiring that certain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering; likewise, there have been several similar proposals on the national level.

Employees

As of December 31, 2012, Crumbs had approximately 155 full-time employees (who average at least 35 hours per week). Of these full-time employees, approximately 42 were employed in general or administrative functions, principally in Crumbs’ main offices (which includes Crumbs’ New York and Maryland offices) and approximately 113 were employed in its stores. As of December 31, 2012, Crumbs also had approximately 429 part-time hourly employees in its stores. Crumbs employees at its Newark location are subject to a collective bargaining agreement with Local 1102 RWDSU UFCW and considers all its employee relations to be good. Crumbs places a priority on staffing its stores with skilled associates and has developed a program to train its employees to provide high quality service in its stores.

Available Information

CBS maintains an Internet website at http://www.crumbs.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Item 1A. RISK FACTORS.

Risks Related to Our Business and Industry

We may need additional capital in the future, which may not be available on acceptable terms.

Our future capital needs will depend on various factors, such as market acceptance of our existing products and any new products that we develop, marketing and sales costs, our ability to control operating expenses, and the extent to which we implement our growth and business strategies. None of these factors can be predicted with any certainty. In the event that our cash reserves and cash flow from operations are not sufficient to fund our future operations, we may need to raise additional capital. No assurance can be given that we will be able to obtain additional capital in the future or that such capital will be available to us on acceptable terms. Our ability to obtain additional capital will be subject to a number of factors, including market conditions, our operating performance and investor sentiment, which may make it difficult for us to consummate a transaction at the time, in the amount and/or upon the terms and conditions that we desire. If we are unable to raise additional capital at the times, in the amounts, or upon the terms and conditions that we desire, then we might have to delay, scale back or abandon our plans, and, even with such changes in our plans, our operations could consume our capital resources and liquidity.

To facilitate executing on our financial initiatives and to fund our growth strategy, CBS entered into a binding term sheet, dated April 11, 2013, with an accredited investor relating to the potential sale by CBS of not less than $10,000,000 aggregate principal amount of its senior unsecured convertible promissory notes in a private placement transaction. Although the term sheet sets forth the material terms of the proposed transaction, it does not obligate either party to consummate the transaction. Rather, it requires the parties to use their good faith best efforts to negotiate, finalize, execute and deliver definitive agreements relating to the transaction. There can be no assurance that CBS will successfully negotiate and enter into these definitive agreements. Moreover, even if CBS does enter into definitive agreements, those agreements would require the parties to satisfy various conditions before the transaction may be consummated, including, without limitation, that CBS has received the approval of The NASDAQ Stock Market for the listing of the shares of common stock that may be issued under the convertible notes and that no material adverse change has occurred with respect to the Company before the closing. It is possible that CBS may need to seek the approval of its stockholders before the transaction can be fully funded. As a result of the foregoing, no assurance can be given that CBS will consummate this transaction and raise the anticipated capital needed to fund its initiatives. Moreover, if CBS is unable to successfully negotiate and enter into the definitive agreements or if CBS otherwise fails to consummate the transaction, our reputation and prospects for capital in the future would likely be materially and adversely harmed and investors could lose confidence in us and our strategies, which could cause the market prices of CBS’ securities to decline and/or limit the trading market for those securities.

Our business could be materially and adversely affected if we are unable to achieve our growth strategy.

Our growth strategy depends on our ability to open new stores on a timely and profitable basis. We have experienced delays in store openings from time to time. We may experience delays in the future, and there can be no assurance that we will be able to achieve our expansion goals in the future. Any inability to implement our growth strategy could materially and adversely affect our business, financial condition, operating results or cash flows. Our ability to expand successfully will depend on a number of factors, some of which are beyond our control. We may also, from time to time, choose to alter our current growth plans based on any one or more of the following factors:

•	identification and availability of suitable store sites;

•	negotiation of favorable leases;

•	management of construction and development costs of new stores;

•	securing required governmental approvals and permits;

•	recruitment of qualified operating personnel;

•	the availability of, and our ability to obtain, adequate suppliers of ingredients that meet our quality standards;

•	the impact of inclement weather, natural disasters and other calamities;

•	competition in new and existing markets; and

•	general economic conditions.

Our results may fluctuate and could fall below expectations of securities analysts and investors due to various factors beyond our control, resulting in a decline in the market prices of the Company’s securities.

Our quarterly and yearly results have varied in the past, and we believe that our operating results will continue to vary in the future. Factors such as extreme weather conditions, labor availability and wages of store management and employees, infrastructure costs, changes in consumer preferences and discretionary spending, general economic conditions, commodity, energy, insurance and other operating costs may cause our quarterly results to fluctuate.

In addition, CBS has outstanding publicly-traded warrants to purchase 5,456,300 shares of CBS’ common stock. Each of these warrants is classified as a derivative liability and, accordingly, the fair value of the warrants is recorded on our consolidated balance sheet as a liability, and such fair value is adjusted at each financial reporting date with the adjustment reflected in our consolidated statement of operations. The fair value of the warrants is determined based on the market price of the warrants as of the end of the reporting period. The market prices may be volatile and change significantly from reporting period to reporting period.

For these reasons, quarterly results are difficult to forecast and results for any one quarter may not be indicative of results to be expected for any other quarter or for any year. Accordingly, holders of CBS’ securities should not rely upon our historical quarterly results as indications of future performance. Changes in our results, whether due to the foregoing factors or otherwise, could cause the market prices of CBS’ securities to decline.

The geographic concentration of our stores in the Northeast region of the United States subjects us to an increased risk of loss of revenue from events beyond our control or conditions affecting that region.

As of December 31, 2012, we operated 47 of our 59 stores in the Northeast, of which 21 are located in Manhattan, New York. As a result, we are particularly susceptible to adverse trends, severe weather, competition and economic conditions in that area. In addition, given our geographic concentration, negative publicity regarding any of our stores could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in a market.

Our future expansion into new markets may present increased risks due to our unfamiliarity with those areas.

Some of our new stores are planned for markets where we have little or no operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. Consumers in a new market may not be familiar with the Crumbs brand, and we may need to build brand awareness in such markets through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees. Stores opened in new markets may also have lower average store revenue than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Further, we may have difficulty finding: (i) reliable commercial bakers or (ii) suppliers or distributors that can provide us, either initially or over time, with adequate supplies of ingredients meeting our quality standards. Revenue at stores opened in new markets may not achieve expected revenue and profit levels, which could negatively impact overall profitability.

We have a limited operating history and may be unable to achieve or maintain profitability.

The first Crumbs Bake Shop store was opened in 2003. As of December 31, 2012, we were operating 59 stores, 11 of which had been open for less than one year. Accordingly, there is limited information with which to evaluate our business and prospects. As a result, forecasts of our future revenue, expenses and operating results will not be as accurate as they would be if we had a longer history of operations. We cannot predict whether we will be able to achieve or maintain revenue growth, profitability or positive cash flow in the future.

Stockholders should not rely on our historical average store sales because they may not be indicative of future results.

Our average store sales may not continue at the levels achieved over the last several years. A number of factors have historically affected, and may affect in the future, our average store sales, including:

•	introduction of new menu items;

•	initial sales performance by new stores and the impact of cannibalization;

•	weather conditions;

•	competition;

•	consumer trends;

•	our ability to execute our business strategy effectively; and

•	general regional and national economic conditions.

Changes in our average store sales or our inability to increase our average unit sales could cause our operating results to vary adversely from expectations, which could adversely affect our results of operations. Changes in our average sales results may not meet the expectations of investment analysts or investors, which could cause the market prices of CBS’ securities to decrease.

Our revenue and profit growth could be adversely affected if same store sales are less than expected.

The aggregate results of operations of our stores have fluctuated in the past and we may not be able to grow or even maintain same store sales in any future period. A variety of factors affect same store sales, including, among others, consumer trends, competition, current economic conditions, pricing, inflation, changes in our product mix and the success of marketing programs. These factors may cause our same store sales results in the future to differ materially from previous periods and our expectations. If this were to happen, our results of operations and profit growth could be adversely affected, which could result in a decline in the price of CBS’ securities.

Our success depends substantially upon the continued retention of certain key personnel.

We believe that our success has been, and continues to be, dependent to a significant extent on the efforts and abilities of our senior management team. Certain members of management are currently employed on an ‘‘at-will’’ basis and may resign from employment at any time. Julian R. Geiger, our President and Chief Executive Officer and John D. Ireland, our Senior Vice-President and Chief Financial Officer, have entered into employment agreements with CBS and Holdings. Our inability to retain employees who are key to our success could adversely affect our future performance.

We may face difficulties entering into new or modified arrangements with existing or new suppliers or new service providers.

As we expand our operations, we may have to seek new commercial bakers, suppliers and service providers or enter into new arrangements with existing ones, and we may encounter difficulties or be unable to negotiate pricing or other terms on as favorable a basis as those we currently have negotiated. Our inability to enter into new agreements on favorable terms may harm our business and operating results.

We may not be able to protect our intellectual property adequately, which could harm the value of our brand and adversely affect our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to build further brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logos. Crumbs has made a practice of registering its core trademarks in the United States. Crumbs also has registered certain marks in the European Community and Japan; however, if Holdings’ efforts to protect its intellectual property are inadequate, or if any third party misappropriates or infringes on such intellectual property, then the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. Although we have not encountered claims against us from prior users of intellectual property relating to our bake shop operations in areas where we operate or intend to conduct operations, there can be no assurances that we will not encounter such claims in the future. Additionally, although we monitor third party uses of our brands, infringing uses could occur, which could dilute the distinctive nature of our brands. Any claims against us, or unresolved use by third parties, could harm our image, brand or competitive position or cause us to incur significant costs.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases and with respect to the real property.

Crumbs’ leases executed prior to 2012 generally had initial terms between 10 and 15 years. We generally cannot cancel those leases so if an existing store is not profitable and we decide to close a particular store, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, payment of the base rent for the remainder of the lease term. Since 2012, the majority of our new leases contain more favorable provisions with regard to early termination. In certain instances, there may be change in control provisions in the leases which put us at a competitive disadvantage when negotiating extensions or which require us to obtain landlord consent for certain transactions. Our leases generally require us to pay a proportionate share of the cost of insurance, taxes, maintenance and utilities. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Finally, locations that we believe are desirable at the time we enter into a lease may become unattractive over time as demographic patterns change, and the risks regarding lease terminations discussed above may limit our ability to relocate or close those locations.

Our business is affected by changes in consumer preferences and discretionary spending.

Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from our stores or our menu items, our inability to develop new menu items that appeal to consumers, or changes in our menu that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

Our success depends on our ability to compete with cupcake-specific bakeries, traditional bakeries and other food service businesses.

The retail consumable foods industry is intensely competitive and we compete with many well-established traditional bakeries, cupcake-specific bakeries and other companies providing baked goods and coffee, on the basis of taste, quality and price of products offered, customer service, atmosphere, location, convenience and overall customer experience. We also compete with quick-services restaurants, delicatessens, cafés, take-out food service companies, supermarkets and convenience stores that offer the same types of baked goods. Aggressive discounts by our competitors or the entrance of new competitors into our markets could reduce our sales and profit margins.

Many of our competitors or potential competitors have substantially greater financial and other resources than us, which may allow them to compete more effectively than us with respect to some or all of the factors set forth in the preceding paragraph. As our competitors expand their operations, we expect competition to intensify. In addition, other new or established companies may develop baked goods stores that operate with concepts similar to ours, including the sale of gourmet cupcakes. Competition also could cause us to modify or evolve our products, designs or strategies. If we do so, we cannot guarantee that we will be successful in implementing the changes or that our profitability will not be negatively impacted by them.

We also compete with other employers in our markets for hourly workers and may be subject to higher labor costs.

Finally, we compete with all retail establishments in our markets for desirable store locations.

If we are unable to successfully compete in our markets, then we may be unable to sustain or increase our revenues and profitability.

We are dependent upon a small number of independent commercial bakeries for a significant amount of our menu items. The loss of a supplier, other disruptions to our supply chain, and/or our inability to predict demand could adversely affect our operating results.

We currently rely on, and have agreements with, five independent commercial bakeries for the manufacture and daily delivery of our baked goods products in the New York, Los Angeles, Chicago, Boston and Washington, D.C. area markets. Accordingly, we are particularly susceptible to risks related to these suppliers, including their continued ability to maintain sufficient production of baked goods, to produce baked goods that meet our quality standards, and the risk of delivery disruptions that could arise due to a number of factors including adverse weather, traffic conditions and mechanical issues related to their delivery trucks. Our dependence on frequent deliveries to our stores by regional distributors could cause shortages, supply interruptions and/or the need to quickly seek alternative suppliers at higher prices, all of which could adversely impact our operations. Additionally, because none of our stores bake the baked goods they sell, each of our stores is required to estimate and order sufficient inventory daily. If stores are unable to predict the demand accurately, then our profitability and operating results may be adversely affected. There are many factors which could cause shortages or interruptions in the supply of our products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, and the financial health of our suppliers, most of which are beyond our control, and which could have an adverse effect on our business and results of operations.

Our business could be adversely affected by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs or otherwise, would adversely impact our operating expenses. In addition, our success depends on our ability to attract, motivate and retain qualified employees, including store managers and staff, to keep pace with our growth strategy. If we are unable to attract, motivate and retain qualified employees, then our results of operations may be adversely affected.

Moreover, our costs may materially increase as a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010. This law imposed new mandates on employers, including a requirement, effective January 1, 2014, that employers with 50 or more full-time employees pay a financial penalty unless they provide “credible” health insurance to employees. If we choose to opt out of offering health insurance to our employees, we may become less attractive as an employer and it may be harder for us to compete for qualified employees.

Fluctuations in various food and supply costs, including dairy, could adversely affect our operating results.

Supplies and prices of the various products that are used to prepare our baked goods (including flour, milk, sugar and eggs) or coffee can be affected by a variety of factors, such as weather, seasonal fluctuations, demand, politics and economics in the producing countries, and such prices may fluctuate. An increase in pricing of any ingredient that is used in our baked goods could result in an increase in costs from our suppliers, and we may not be able to increase prices to cover increased costs which would have an adverse effect on our operating results and profitability.

We could become a party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.

We may be subject to the filing of complaints or lawsuits against us alleging that we are responsible for some illness or injury suffered at our stores or after consuming our products, or alleging problems with quality or other concerns regarding our products or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. Claims may be expensive to defend and may divert time and money away from our operations and hurt its performance. A judgment in excess of our insurance coverage or our insurance carriers’ decision to deny or limit insurance coverage for any claims could materially and adversely affect our financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could adversely affect our results of operations and profitability.

If we fail to comply with governmental laws or regulations or if these laws or regulations change, then our business could suffer.

In connection with the operation of our business, we are subject to extensive federal, state, local and foreign laws and regulations, including those related to:

•	building construction and zoning requirements;

•	nutritional content labeling and disclosure requirements;

•	management and protection of the personal data of our employees and customers;

•	environmental matters;

•	sales tax; and

•	licensing and regulation of our stores under federal, state and local laws relating to, among other things, business, health, fire and safety codes.

Various federal and state labor laws govern our operations and our relationship with our employees, including minimum wage, overtime, and accommodation and working conditions, benefits, citizenship requirements, insurance matters, workers’ compensation, disability laws such as the Federal Americans with Disabilities Act, child labor laws and anti-discrimination laws.

These labor laws are complex and vary from location to location, which complicates monitoring and compliance. As a result, regulatory risks are inherent in our operations. We may experience material difficulties or failures with respect to compliance with these labor laws in the future. Our failure to comply with these labor laws could result in required renovations to our facilities, litigation, fines, penalties, judgments or other sanctions including the temporary suspension of the operation of our stores or a delay in construction or opening of stores, any of which could adversely affect our business, operations and reputation.

In recent years, there has been an increased legislative, regulatory and consumer focus at the federal, state and municipal levels on the food industry, including nutrition and advertising practices. For example, several states and individual municipalities, including New York City and the State of California, have adopted regulations requiring that certain restaurants include caloric or other nutritional information on their menu boards and on printed menus, which must be plainly visible to consumers at the point of ordering. Likewise, there have been several similar proposals on the national level. As a result, we may in the future become subject to other regulations in the area of nutrition disclosure or advertising, such as requirements to provide information about the nutritional content of our food, which could increase our expenses or slow customer flow.

The continuing challenging economic conditions could adversely affect our business and financial results and have a material adverse effect on our liquidity and capital resources.

Challenging economic conditions could adversely affect our business and financial results. Our customers may make fewer discretionary purchases as a result of job losses, foreclosures, bankruptcies, reduced access to credit and falling home prices. Because a key point in our business strategy is maintaining our transaction count and margin growth, any significant decrease in customer traffic or average profit per transaction will negatively impact our financial performance as reduced revenue creates downward pressure on margins. Financial difficulties experienced by our suppliers could result in product delays or shortages. Additionally, it is unknown when the broader national economy will fully recover. An economy that fails to improve or that further deteriorates could have a material adverse effect on our liquidity and capital resources, including our ability to raise additional capital if needed, or the ability of financial institutions to honor draws on our standby letters of credit, and could otherwise negatively impact our business and financial results.

We may incur costs resulting from security risks that we face in connection with our electronic processing and transmission of confidential customer information.

We use commercially available software and other technologies to provide security for processing and transmission of customer debit and credit card data. For the quarter ended December 31, 2012, approximately 61.6% of our revenue is attributable to debit and credit card transactions. Our systems could be compromised in the future, which could result in the misappropriation of customer information or the disruption of systems. These consequences could have a material adverse effect on our reputation and business or subject us to additional liabilities.

Our industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause customers to avoid our products and result in liabilities.

Food service businesses, such as bakeries, can be adversely affected by litigation and complaints from customers or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging customers from buying our products. We could also incur significant litigation costs or liabilities in connection with a lawsuit or claim against us.

CBS will incur significant costs as a result of being a public company.

As a public company, CBS incurs significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and related rules of the Securities and Exchange Commission (the “SEC”) regulate corporate governance practices of public companies. For example, under Section 404 of the Sarbanes-Oxley Act of 2002, CBS must document and test its disclosure and internal control procedures, and its management must periodically assess and report on the Company’s internal control over financial reporting. Furthermore, if CBS identifies any issues in complying with those requirements (for example, if CBS or its independent registered public accounting firm identifies a material weakness or significant deficiency in CBS’ internal control over financial reporting), then CBS could incur additional costs in rectifying those issues. In addition, CBS incurs additional expenses associated with its SEC reporting requirements. Compliance with these public company requirements can be costly and may require management to divert time and attention away from running the Company.

A material weakness or significant deficiency in our disclosure or internal controls could have an adverse effect on us.

CBS is required by the Sarbanes-Oxley Act of 2002 to establish and maintain disclosure controls and procedures and internal control over financial reporting. These control systems are intended to provide reasonable assurance that material information relating to the Company is made known to management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented. As evidenced by the disclosures made in Item 9A of this Annual Report on Form 10-K, we may not be able to maintain controls and procedures that are effective at the reasonable assurance level. If that were to happen, our ability to provide timely and accurate information about the Company, including financial information, to investors could be compromised and our results of operations could be harmed. Moreover, if CBS or its independent registered public accounting firm were to identify a material weakness or significant deficiency, our reputation could be harmed and investors could lose confidence in us, which could cause the market prices of CBS’ securities to decline and/or limit the trading market for those securities.

Risks Related to an Investment in CBS’ Securities

Shares of CBS’ common stock, its Warrants and its Units are not insured.

The shares of CBS’ common stock, its warrants to purchase one share of common stock (“Warrants”), its units comprised of one share of common stock and a warrant to purchase one share of common stock (“Units”) are not deposits and are not insured against loss by the Federal Deposit Insurance Corporation or any other governmental or private agency.

Shares of CBS’ common stock, its Warrants and its Units are not heavily traded.

Shares of CBS’ common stock, its Warrants and its Units are listed on the NASDAQ Capital Market, but these securities are not heavily traded. Securities that are not heavily traded can be more volatile in price than securities trading in an active public market. Factors such as financial results, the introduction of new products and services by Crumbs or its competitors, and various factors affecting the industry generally may have a significant impact on the market price of CBS’ securities. Management cannot predict the extent to which an active public market for any of CBS’ securities will develop or be sustained in the future. Accordingly, holders of CBS’ securities may not be able to sell such securities at the volumes, prices, or times that they desire.

The prices of the shares of CBS’ common stock, its Warrants and its Units have been volatile, and continued volatility could result in a substantial decline in value or substantial losses for investors.

The market prices of CBS’ securities have been, and are likely to continue to be, highly volatile. For example, during the year ended December 31, 2012, CBS’ common stock traded at prices ranging from $2.00 per share to $4.20 per share and the daily reported volume of shares traded ranged from 100 shares to 1.5 million shares. In addition, the stock markets in general have experienced volatility over the last several years that has often been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the trading prices of CBS’ securities. Although it is not possible for us to determine the reasons for prior volatility or to predict future volatility, some specific factors, in addition to broad market fluctuations and the other risk factors identified in this Annual Report, that could have a significant effect on the price and trading volume of CBS’ securities include but are not limited to:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us of financial news, significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	announcements by our competitors regarding their businesses and prospects;

•	the public’s reaction to our public announcements and filings with the SEC and those of our competitors;

•	our loss of a major supplier or other strategic partner;

•	additions or departures of key personnel; or

•	changes in financial markets or general economic conditions.

Many of these factors are beyond our control. Any of these factors could cause the trading price of the Company’s common stock to fluctuate significantly from one trading day to the next trading day, and public disclosure by us regarding these factors, such as our financial results, business developments or other material news, may exacerbate that volatility. As a result, investors may not be able to sell their shares of the Company’s common stock at prices that equal or exceed the prices at which the shares were originally purchased.

CBS is a holding company and relies on dividends, distributions, loans and other payments, advances and transfers of funds from Holdings to pay dividends, pay expenses and meet its other obligations.

CBS has no direct operations and no significant assets other than its ownership of all of the New Crumbs Class A Voting Units (the “Class A Voting Units”) and the deferred tax asset discussed below. Because CBS conducts its operations through Holdings and the subsidiaries of Holdings, CBS depends in large part on those entities for dividends, loans and other payments to generate the funds necessary to meet its financial obligations, including payments under the Tax Receivable Agreement (“Tax Receivable Agreement”) entered into by and among CBS, Holdings and the Members in connection with the Merger, and CBS’ expenses as a publicly traded company, and to pay any dividends with respect to CBS’ common stock. Under the terms of Holdings’ Third Amended and Restated LLC Agreement (the “LLC Agreement”), which was also entered into in connection with the Merger, all proceeds of any securities issuance by CBS are, subject to certain exceptions, required to be contributed or otherwise provided to Holdings and, pursuant to an Exchange and Support Agreement among the Members, Holdings and CBS that was entered into in connection with the Merger, CBS is generally prohibited from engaging in activities other than serving as a publicly traded holding company owning the Class A Voting Units. In addition, CBS is generally required to reserve excess cash generated from income tax distributions from Holdings for the purpose of providing additional working capital to Holdings. Legal and contractual restrictions in agreements governing future indebtedness of Holdings and its subsidiaries, as well as the financial condition and operating requirements of Holdings and its subsidiaries, may limit CBS’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Holdings may not be sufficient to make distributions or loans to enable CBS to pay any dividends on its common stock or satisfy its other financial obligations. CBS’ ability to pay cash dividends to holders of common stock, or satisfy its operating expenses and/or other financial obligations, may be limited by the terms of the LLC Agreement, which generally requires distributions by Holdings to be pro rata to all its members, including CBS and the holders of Class B Units, except in the case of distributions for public company expenses.

These factors, coupled with the Company’s results of operations for the last two years, make it unlikely that CBS will pay dividends on its common stock in the foreseeable future. As a result, an investor’s only opportunity to achieve a return on an investment in CBS’ securities may be limited to sales of those securities at times when their market prices have appreciated above the prices paid by the investor at the time of investment.

Concentration of ownership of CBS may have the effect of delaying or preventing a change in control.

CBS’ directors and executive officers beneficially own, in the aggregate, 27.8% of the outstanding voting power of CBS. Such persons, if acting together, have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors, the determination of the Company’s corporate and management policies and the determination of the outcome of significant corporate transaction such as mergers or acquisitions and asset sales. In addition, in the event that CBS’ common stock achieves trading prices of $20 per share for 20 out of 30 consecutive trading days in 2013 and/or the Company achieves adjusted EBITDA (as defined in the Business Combination Agreement) of $17.5 million, $25.0 million, and/or $30.0 million at particular points in time during the period beginning May 6, 2011 and ending on December 31, 2015 (such period referred to as the “Earnout Period”), then certain members of Holdings will be entitled to receive additional securities that will be exchangeable for up to 4,400,000 shares of CBS’ common stock (“Contingency Consideration”). During the Earnout Period, the holders of the Series A Preferred Stock (the “Series A Holders”), exclusively and as a separate class, are entitled to elect such number of directors of CBS substantially equivalent to a number of directors commensurate with the then-aggregate beneficial ownership of the Series A Holders (the “Commensurate Ownership”); provided, however, that, to the extent that the Commensurate Ownership would result in the ability of the Series A Holders to elect a fraction of a seat on the Board of Directors, the Series A Holders are permitted to “round-up” to the nearest whole-number the number of directors the Series A Holders could appoint to the Board of Directors such that the aggregate number of the directors the Series A Holders could elect would exceed the Commensurate Ownership of the Series A Holders, so long as such rounding-up would not result in the Series A Holders electing a majority of the Board of Directors. Some of our directors and executive officers are members of Holdings who may become entitled to receive such Contingency Consideration. These concentrations of voting power and ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the Company’s common stock.

Holders of the shares of CBS’ common stock would experience substantial dilution in their investment as a result of subsequent exercises of outstanding warrants, exchanges of other outstanding securities and/or the issuance of additional shares of CBS’ common stock.

As of the date of this Annual Report, there were outstanding warrants to purchase 5,456,300 shares of CBS’ common stock and 2,340,000 outstanding Class B Units that are exchangeable for shares of CBS’ common stock on a one-for-one basis. Pursuant to the arrangements under which the Contingency Consideration were issued, Holdings could be required to issue up to an additional 4,400,000 Class B Units. The exercise of the warrants and/or the exchange of the Class B Units would result in the issuance of a significant number of new shares of common stock. In addition, CBS could issue a significant number of shares of common stock in connection with future acquisitions or financings or pursuant to CBS’ Equity Incentive Plan. Any of these issuances would dilute CBS’ existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares, as well as the market prices for CBS’ other securities.

The existing members of Holdings will receive payments for certain tax benefits that CBS may claim arising in connection with the Merger and related transactions, and the amounts that CBS may pay could be significant.

In connection with the Merger, CBS entered into a Tax Receivable Agreement with the Members that provides for the payment by CBS to the Members of up to 75% of the benefits, if any, that CBS is deemed to realize as a result of (i) the payment of the Merger consideration other than the Class B Units, (ii) the exchange of Class B Units for shares of common stock, and (iii) certain other tax benefits in connection with the Merger and related transactions, including tax benefits attributable to payments under the Tax Receivable Agreement.

It is expected that the payments that CBS may make under the Tax Receivable Agreement will be substantial. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on CBS’ liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits CBS realizes in respect of the tax attributes subject to the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of CBS’ securities by the Members.

In certain cases, payments under the Tax Receivable Agreement to the members of Holdings may be accelerated and/or significantly exceed the actual benefits that CBS realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if at any time CBS elects an early termination of the Tax Receivable Agreement, CBS’ (or its successor’s) obligations would be based on certain assumptions, including that CBS would have sufficient taxable income to fully utilize the potential tax benefits arising from the Merger and related transactions (including as a result of entering into the Tax Receivable Agreement). As a result, (i) CBS could be required to make payments under the Tax Receivable Agreement that are greater than or less than the specified percentage of the actual benefits it realizes in respect of the tax attributes subject to the Tax Receivable Agreement and (ii) if CBS elects to terminate the Tax Receivable Agreement early, it would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which upfront payment may be made years in advance of the actual realization of such future benefits. In these situations, CBS’ obligations under the Tax Receivable Agreement could have a substantial negative impact on its liquidity. There can be no assurance that CBS will be able to finance its obligations under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement will be based on the tax reporting positions determined by CBS. Although CBS is not aware of any issue that would cause the Internal Revenue Service to challenge its expected tax reporting positions, CBS will not be reimbursed for any payments, if any, previously made under the Tax Receivable Agreement. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of the benefits that CBS actually realizes.

CBS’ securities may be delisted from the NASDAQ Capital Market if CBS fails to comply with the continued listing standards.

Shares of CBS’ common stock, its Warrants and its Units are currently listed on the NASDAQ Capital Market. There can be no assurance that CBS will be able to maintain the listing of these securities on NASDAQ. If the NASDAQ Capital Market delists any of these securities from trading on its exchange for failure to meet the continued listing standards or timely regain compliance, CBS and its securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for CBS’ securities;

•	a determination that CBS common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

CBS is subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law, as well as its substantial insider ownership.

CBS’ Certificate of Incorporation and Bylaws contain provisions that:

•	make it more difficult for a third party to acquire control of CBS and discourage a third party from attempting to acquire such control;

•	enable CBS to issue preferred stock without a vote of stockholders or other stockholder action;

•	make it more difficult for stockholders to take certain corporate actions; and

•	may delay or prevent a change of control.

These and other provisions of CBS’ charter documents, certain provisions of Delaware law and the substantial insider ownership of CBS’ securities could delay or make more difficult certain types of transactions involving a change of control of CBS or its Board of Directors. These factors could cause adversely affect the market prices of CBS’ securities.

Item 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable because CBS is a “smaller reporting company.”

Item 2. PROPERTIES.

Holdings, through its subsidiaries, leases all of the premises at which Crumbs’ retail stores are located. The following table sets forth certain information about these stores as of December 31, 2012:

Location	Number of Stores
California	6
Connecticut	4
Delaware	1
Illinois	6
Manhattan, NY	21
Massachusetts	3
New York (suburb)	6
New Jersey	5
Pennsylvania	1
Virginia	1
Washington, DC	5
TOTAL	59

The size of Crumbs’ street and in-line mall stores ranges from approximately 340 to 1,550 square feet with an average of 980 square feet. Crumbs’ mall kiosk locations have an average size of approximately 180 square feet. Crumbs leases all of its stores. Although lease terms for its stores vary, leases generally have initial terms between 10 and 15 years with renewal options at many stores. The leases generally require Crumbs to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, 30 of Crumbs’ store leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Most of Crumbs’ leases also contain rent escalation clauses.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Units commenced public trading in May 2010, and the common stock and Warrants commenced separate trading in June 2010. The common stock, Warrants and Units each traded on the OTC Bulletin Board under the symbols SQTC, SQTCW and SQTCU, respectively, until May 10, 2011 when the symbols were changed to CRMB, CRMBW and CRMBU, respectively. The common stock, Warrants and Units were each listed on the NASDAQ Capital Market effective as of June 30, 2011 under the symbols CRMB, CRMBW and CRMBU, respectively.

The table below sets forth the high and low sales prices of the Units, common stock and Warrants as reported on The NASDAQ Capital Market for the quarters ended after June 30, 2011.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
December 31, 2012	$2.71	$3.50	$3.50	$4.20	$0.12	$0.28
September 30, 2012	2.66	3.61	3.50	3.86	0.09	0.20
June 30, 2012	2.35	3.70	2.00	3.57	0.02	0.15
March 31, 2012	3.85	4.00	2.21	3.40	0.03	0.15
December 31, 2011	2.52	6.14	3.13	5.74	0.09	0.42
September 30, 2011	4.40	14.60	3.30	16.00	0.25	2.60

The table below sets forth the high and low bid prices as quoted on the OTC Bulletin Board for the Units, common stock and Warrants during the quarters ended March 31, 2011 and June 30, 2011. Prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
June 30, 2011	$10.00	$14.50	$9.00	$13.50	$0.35	$2.70
March 31, 2011	10.65	11.30	9.89	10.11	0.45	1.20

On April 11, 2013, the closing sales prices as reported on the NASDAQ Capital Market of the Units, the common stock and the Warrants were $2.80 per Unit , $3.00 per share and $.109 per Warrant.

CBS did not pay any dividends on its common stock during 2012 or 2011.

As of March 31, 2013 the numbers of record holders of CBS’s common stock, Units and Warrants were estimated to be 73, 1 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividend Policy

The payment of any cash dividend will be dependent upon the Company’s revenue and earnings, if any, capital requirements and general financial conditions. As a holding company without any direct operations, the ability of CBS to pay cash dividends to its stockholders is primarily limited by the availability of cash provided to CBS by Holdings through a distribution, loan or other transaction. With the exception of distributions to CBS to satisfy public company expenses which cannot be used for distributions to its stockholders, all distributions by Holdings to CBS require a pro rata distribution to the other members of Holdings pursuant to the terms of the Third Amended and Restated LLC Agreement, regardless of whether such other members of Holdings hold common stock.

The declaration and payment of any dividends is at the discretion of CBS’ Board of Directors, provided that for so long as any shares of Series A Preferred Stock remain outstanding, the vote of at least a majority of the outstanding shares of Series A Preferred Stock, voting separately as a series, will be necessary for CBS to declare any dividend or distribution on shares of common stock (other than in connection with a liquidation) in shares of common stock, unless a proportionate dividend or distribution of shares of Series A Preferred Stock is also declared on the Series A Preferred Stock. In addition, the terms of the LLC Agreement, the Certificate of Designation and the Exchange and Support Agreement require that certain distributions of stock to holders of CBS common stock be accompanied by an identical distribution by Holdings to its members holding Class B Units. Furthermore, if CBS or Holdings were to incur any indebtedness following the consummation of the Merger, the ability of CBS and Holdings to declare dividends or make distributions, respectively, may be limited by restrictive covenants contained in the instruments defining such indebtedness.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding CBS’ equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report on Form 10-K and is incorporated herein by reference.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities by CBS during 2012 were previously reported in CBS’ Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Purchases of Equity Securities

None.

Item 6. SELECTED FINANCIAL DATA.

This item is not required because CBS is a “smaller reporting company”.

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

CBS, through its consolidated subsidiary, Holdings, engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods under the trade name “Crumbs Bake Shop” as well as hot and cold beverages under the “We Proudly Service” Starbucks coffee program. Cupcake sales have historically comprised the majority of Crumbs’ business. Crumbs believes its baked goods appeal to a wide demographic of customers who span a broad range of socio-economic classes. Crumbs operates in commercial and residential sections of urban and suburban markets. Recently, Crumbs has expanded into key super-regional shopping malls in the New Hampshire to Virginia corridor and in Chicago, Illinois.

As of December 31, 2012, there were 59 Crumbs Bake Shop stores operating in nine states and Washington, D.C., including 21 stores in Manhattan, New York. Of the total stores, 11 were opened in 2012. Crumbs’ sales are primarily conducted through its stores in New York, New Jersey, California, Illinois, Connecticut, Washington, D.C., Massachusetts, Delaware, Pennsylvania, and Virginia. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business, catering services and Crumbs’ e-commerce division at http://www.crumbs.com which ships cupcakes nationwide.

Recent Initiatives

In an effort to maximize overall profitability and stockholder value, management continuously evaluates store performance and the effectiveness of and outlook for Crumbs’ growth strategies. When necessary, management seeks to formulate and implement changes that it believes will correct weaknesses in store operations that could be causing declining sales results. In addition, management may revise, scale back or accelerate Crumbs’ growth strategies to reflect market conditions, operating performance and cash available for growth. Operating performance at a number of Crumbs’ stores has declined during the 18 months ended December 31, 2012. During the last year, management has identified and instituted six key initiatives which it believes will improve the overall financial performance of Crumbs, bolster the image of the Crumbs brand, and position Crumbs to grow in a more predictable and profitable manner. These initiatives contemplate special attention being paid to corporate structure, supply chain management, identification of real estate opportunities relating to existing and new stores, the frequent introduction of new cupcakes, and a wide, sweeping improvement in customer interaction. Management believes that the success of these initiatives is dependent, in part, on a shift in strategy from in-line stores to mall-based stores, better placement of new stores, and the closure of underperforming stores for which management believes the performance outlook is unfavorable. In an effort to maximize the benefits that management believes can be achieved from these initiatives, management decided to accelerate the timing of new store openings in 2012.

In October 2012, to fund this growth strategy, CBS consummated a private placement of common stock in which it received gross proceeds of approximately $9.9 million (the “Capital Transaction”). The Capital Transaction is further discussed below under the heading “Liquidity and Capital Resources”.

Results of Operations and Known Trends

Crumbs’ results of operations as a percentage of net sales and variances between 2012 and 2011 are discussed in the following sections.

Net Loss

For the year ended December 31, 2012 Crumbs recorded a net loss attributable to common stockholders of $(7.7) million, or basic and diluted net loss per common share of $(1.12), compared to a net loss attributable to common stockholders of $(1.5) million, or basic and diluted net loss per common share of $(0.27), for the year ended December 31, 2011.

Net Sales

On January 1, 2012 there were 26 stores in the comparable store base, with 11 additional stores entering the base during the year, for a total of 37 stores at December 31, 2012. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales in 2012 were $43.0 million, an increase of 7.9% over $39.9 million in 2011. This increase was primarily attributable to $9.7 million in sales from 33 new stores opened between November 8, 2010 and December 31, 2012. The increase was offset by a $5.9 million decrease in same store sales for 36 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The decrease in same store sales was predominately due to negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened. Management believes that more consistent introduction of new cupcakes, improvements in the quality of store personnel and a centralized automated ordering system (on which it is currently working) will lead to improvements in same store sales.

Stores that are too close together may attract customers within a common trading area, and, as a result, a new store that is not appropriately located may have the effect of decreasing same store sales at a pre-existing store. Although management attempts to position new stores so that their impact on existing stores will be minimized, it is impossible to predict certain customers’ shopping patterns. As such, management’s decisions in this regard are based on various assumptions and judgments that may prove to be inaccurate and/or may be impacted by the materialization of known or unknown risks and uncertainties.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business in 2012 were $1.7 million, a decrease of 28.3%, compared to $2.4 million in 2011. During 2012, net sales from the e-commerce division declined by $0.4 million, and net sales from the wholesale distribution business and catering services each declined by $0.1 million when compared to 2011.

During 2012, cupcakes represented 77.0% of net sales compared to 76.3% in 2011. Sales of candy and other baked goods (i.e., cakes, cookies, brownies, muffins and assorted pastries) in 2012 represented 10.8% of net sales compared to 11.9% in 2011. The stores also sell beverages including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. In 2012, beverages represented 11.1% of Crumbs’ net sales compared to 9.6% in 2011.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of December 31, 2012, Crumbs had relationships with four commercial bakeries – one in each of New York, Los Angeles, Baltimore and Chicago. Beverage materials and packaging were purchased from both national and local suppliers. The e-commerce division utilized a third party in New York for both shipping and handling.

Cost of sales in 2012 was $19.1 million, an increase of 12.5% over $16.9 million in 2011. The increase was primarily attributable to 33 new store openings from November 2010 through December 31, 2012, offset by decreases in same store costs. Cost of sales, as a percentage of net sales, was 44.3% in 2012 compared to 42.5% in 2011. The increase was attributable to a variety of factors, including transitioning our private label coffee business to the We Proudly Serve Starbucks program, increases in the cost of baked goods (both through increased levels of discarded product and cost increases from bakers) and increased customer sales discounts from promotional programs.  Management has instituted programs to reduce the levels of discarded baked goods and coffee.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, promotional displays, advertising, kosher certification, creative production and product promotional giveaways.

Selling expenses in 2012 were $1.4 million, a decrease of 13.3%, compared to $1.6 million in 2011. The decrease was due to reductions in public relations fees and promotions in 2012 and reductions in kosher certification fees, offset by increases in merchant accounts fees from new stores, marketing research and creative production costs. Selling expenses, as a percentage of net sales, were 3.2% in 2012 compared to 4.0% in 2011.

Staff expenses include salaries and wages for both store employees and corporate positions, guaranteed payments made in 2011 prior to the Merger, stock compensation expense, employment taxes, medical insurance and workers compensation insurance.

Staff expenses in 2012 were $15.5 million, an increase of 6.5%, compared to $14.6 million in 2011. Staff expenses, as a percentage of net sales, were 36.1% in 2012 compared to 36.5% in 2011. The increase was attributable to the addition of corporate staff, staff for new stores and stock compensation expense related to the issuance of CBS’ shares to Crumbs’ employees, offset by a $1.8 million decrease in store staff expenses in existing stores. Staff expenses were reduced in an effort to keep labor percentages in line with decreasing store sales. Crumbs added 14 corporate staff positions in 2012, which increased staff expenses by approximately $0.9 million in 2012, offset by a decrease in staff expenses of $0.3 million from eleven corporate staff positions eliminated in 2012. In addition, Crumbs opened 11 new stores in 2012 and staffed the stores with 162 new store staff positions, which increased staff expenses by approximately $0.8 million in 2012. There was an increase of approximately $1.4 million attributable to expenses incurred at 15 new stores opened for a portion of 2011 and a full year in 2012.

Staff expenses of $9.2 million were attributable to store staff expense in 2012 compared to $8.7 million in 2011, an increase of 5.0%. Store staff expenses as a percentage of store net sales in 2012 were 22.2% compared to 23.3% in 2011.

Occupancy expenses are primarily attributable to leases of Crumbs’ stores and corporate offices. Generally, the leases have initial terms between 10 and 15 years, and many contain renewal options. Most lease agreements contain rent escalation clauses, and some contain contingent rent provisions, tenant improvement allowances and rent holidays. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases. This treatment results in a non-cash expense in the early years of these leases that reverses in the later years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance and marketing funds, are also included in occupancy expenses, as well as expenses related to utilities, cleaning, licenses, maintenance, property and liability insurance associated with the leased locations.

Occupancy expenses in 2012 were $10.0 million, an increase of 39.2% when compared to the $7.2 million recorded in 2011. Occupancy expenses, as a percentage of net sales, were 23.3% in 2012 compared to 18.1% in 2011. Occupancy expense increases were primarily related to lease expenses and utilities associated with the opening of 15 stores during 2011 and 11 stores during 2012. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses. Post-opening lease expenses were $8.0 million in 2012 compared to $5.6 million in 2011, an increase of 42.6%.

General and administrative expenses primarily include corporate expenses such as public company operating expenses, office supplies, travel, professional fees and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses in 2012 were $3.3 million, an increase of 23.9%, compared to $2.7 million in 2011. General and administrative expenses, as a percentage of net sales, were 7.7% in 2012 compared to 6.7% in 2011. The increase was primarily attributable to public company costs and store supplies, offset by a reduction in outside consulting and other professional fees.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses in 2012 were $0.5 million, a decrease of 46.3%, compared to $0.8 million in 2011. New store expenses, as a percentage of net sales, were 1.1% in 2012 compared to 2.1% in 2011. The decreases were primarily attributable to new stores with shorter pre-opening periods and lower base rent in 2012 when compared to 2011, offset by costs associated with one store opened in the fourth quarter of 2012.

Depreciation and amortization expenses in 2012 were $1.9 million, an increase of 31.3% when compared to the $1.5 million recorded in 2011. Depreciation and amortization expenses, as a percentage of net sales, were 4.5% in 2012 compared to 3.7% in 2011. Depreciation and amortization expenses increased primarily as a result of new stores opened in the second half of 2011 and in 2012, including related lease review and negotiation fees.

In 2012, Crumbs recorded a non-cash loss on impairment of leasehold improvements related to nine underperforming stores, including three stores in the District of Columbia, three stores in Chicago and three stores in New York City. In 2011, Crumbs recorded a non-cash loss on impairment of leasehold improvements related to five underperforming stores, including three stores in California, one in Huntington, New York, and one in New Canaan, Connecticut. In January 2013, a lease termination agreement was executed for one of the Chicago stores, and it was subsequently closed in February 2013. No decision has been made by management to close the remaining impaired stores. The net book value of the assets remaining after impairing all leasehold improvements at the stores was $0.6 million and $0.2 million as of December 31, 2012 and 2011, respectively, and included tangible personal property that Crumbs could utilize in other stores during the assets’ remaining useful lives.

Other Income

The decrease in fair value of Crumbs’ warrant liability was $0.3 million in 2012, a decrease of 92.6% when compared to the $3.7 million recorded in 2011. See Notes 1 and 8 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information about the warrant liability.

Income Taxes

The income tax benefit was $0.01 million in 2012 and 2011, and Crumbs’ effective tax rate was a 0.2% benefit for 2012 and 2011. See Note 6 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information about income taxes.

General Economic Trends and Seasonality

Crumbs’ results of operations are generally affected by the economic trends in its market areas due to the dependence on its customers’ discretionary spending. Weakness in the national economy and/or regional economies in its market areas, combined with other factors including inflation, labor and healthcare costs and availability of suitable locations for its stores, may negatively impact its business. If consumer activities associated with the consumption of its products decline or the business activities of its corporate customers decrease, its net sales and sales volumes may decline.

Crumbs’ results to date have not been significantly impacted by inflation.

While Crumbs’ business is not highly seasonal, it is impacted by weather. Extreme hot, cold and wet weather may cause decreased sales in the affected stores, especially street locations, and could impact the daily delivery of its baked goods. In addition, Crumbs’ sales peak throughout the year on certain holidays/events such as Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving, Christmas and Hanukkah (particularly in the mall locations). The timing of these holidays/events in a particular year could impact quarterly results.

Hurricane Sandy resulted in the loss of approximately 250 days of business (number of stores times number of days) of business during October and November 2012 resulting in an estimated loss of approximately $0.7 million of net sales. In 2013, Crumbs received and recorded $0.1 million in insurance recoveries related to the business interruption losses caused by the hurricane. Management anticipates that Crumbs may receive additional minimal recoveries but cannot estimate when these recoveries will be received or their amounts.

Liquidity and Capital Resources

As a result of the Merger in 2011, CBS contributed approximately $13.7 million to Holdings. On October 12, 2012, CBS sold approximately 4.5 million shares of its common stock to 20 accredited investors in the Capital Transaction. CBS received gross proceeds of approximately $9.9 million in the Capital Transaction. After paying expenses, net proceeds of approximately $9.3 million were available to fund future store growth and provide additional working capital.

In addition to the cash received in the Merger and the Capital Transaction, Holdings’ primary source of liquidity has been, and is, cash from the sale of cupcakes and other baked goods and beverages. Holdings’ primary uses of cash are cost of sales, operating expenses and capital expenditures, including expenditures associated with the construction and opening of new stores. As of December 31, 2012, Crumbs had approximately $5.3 million in cash and other current assets, net of current liabilities, which could be used to fund store growth and working capital needs, compared to $4.7 million at December 31, 2011. Our growth strategy is aggressive, and our current level of cash and other assets may not be sufficient to fully implement our growth strategy without significantly increasing our revenues in the future periods. In that case, the Company would need to obtain additional capital or scale back the implementation of our growth strategy. On April 11, 2013, in an effort to increase the resources available to fund this strategy, CBS entered into a binding term sheet, dated April 11, 2013, with an accredited investor relating to the potential sale by CBS of not less than $10.0 million aggregate principal amount of its senior unsecured convertible promissory notes in a private placement transaction. The term sheet does not obligate the parties to consummate the transaction, but requires them to use their good faith best efforts to negotiate, finalize, execute and deliver definitive agreements relating to the transaction. There can be no assurance that CBS will successfully negotiate and enter into these definitive agreements or consummate the transaction. See the risk factor in Item 1A of Part I of this Annual Report entitled, “We may need additional capital in the future, which may not be available on acceptable terms.” and Note 15 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for further information about this potential transaction.

Cash Flows

Crumbs’ net cash used in operating activities in 2012 was $4.2 million compared to $2.2 million in 2011. The increase in operating cash outflows in 2012 was primarily attributable to an increase in operating expenses in excess of the increase in gross margins for the period. This increase in cash outflows was partially offset by receivable collections, the consistency of inventory levels from 2011 to 2012 and the reduction of prepaid rent payments made at the time of lease signings.

Net cash used in investing activities in 2012 was $4.8 million compared to $6.2 million in 2011. Investing cash outflows in 2012 consisted primarily of costs related to 11 new stores, construction in progress related to nine stores and corporate computer equipment purchases. In 2011, investing cash outflows consisted primarily of costs related to 15 new stores, construction in progress related to six stores and $0.6 million for the purchase of certificates of deposit used as security for letters of credit issued to several landlords in lieu of security deposit payments.

As noted above, the Capital Transaction provided a cash inflow of $9.3 million in 2012, and the Merger provided a cash inflow of $13.7 million in 2011.

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

Critical Accounting Policies and Estimates

Crumbs describes its significant accounting policies in Note 1 of its Consolidated Financial Statements in this Annual Report on Form 10-K. The preparation of the consolidated financial statements requires Crumbs to makes estimates, judgments and assumptions, which it believes to be reasonable, based on the information available. Actual results could differ from these estimates under different assumptions or conditions. Crumbs believes the following critical accounting policies and estimates require management’s most subjective judgment in making estimates used in the preparation of its consolidated financial statements.

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

Lease Obligations. Crumbs leases stores and office space under operating leases. Most lease agreements contain rent escalation clauses, and some contain contingent rent provisions, tenant improvement allowances and rent holidays. Many leases also contain renewal options. For purposes of recognizing incentives, and minimum rental expenses on a straight-line basis over the terms of the leases, Crumbs uses the date of initial possession to begin amortization, which is generally when Crumbs enters the space and begins to make improvements in preparation for its intended use and excludes future renewal periods. Crumbs also depreciates leasehold improvements over the lesser of an asset’s useful life or the term of the lease, excluding future renewal periods. If Crumbs changed its estimates by including renewal options in its calculations, rent expense and depreciation expense would differ.

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

At the date of the Merger, Crumbs recorded a deferred tax asset of approximately $9.6 million for the estimated income tax effect of the increase in tax basis of the purchased interests and future projected payments under the Tax Receivable Agreement. Crumbs recorded a valuation allowance of approximately $4.8 million based on its estimation of projected future taxable income. A change in estimation of projected future taxable income would likely result in a different valuation allowance.

Recent Accounting Pronouncements

Crumbs has evaluated recent accounting pronouncements and does not believe the adoption of any recently issued accounting standards will have a material impact on its financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required because CBS is a “smaller reporting company”.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item may be found on pages F-1 through F-21 of this Annual Report.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2012 was carried out under the supervision and with the participation of CBS’ management, including the PEO and the PAO. Based on that evaluation, CBS’ management, including the PEO and the PAO, has concluded that CBS’ disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2012 due to the error discussed in the following paragraph.

As previously reported in CBS’ Current Report on Form 8-K filed on February 13, 2013, the Audit Committee of CBS’ Board of Directors, together with management, concluded on February 12, 2013 that CBS’ consolidated financial statements for the year ended December 31, 2011 that were included in CBS’ Annual Report on Form 10-K for the year then ended and the consolidated financial statements for each of the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011 that were included in the Company’s Quarterly Reports on Form 10-Q for those quarters should be restated because of an error relating to CBS’ accounting for its outstanding common stock purchase warrants. CBS, which has historically classified its warrants as equity, is required pursuant to Accounting Standards Codification Subtopic 815-40, Contracts in Entity’s Own Equity, to classify such warrants as a derivative liability. Management has taken steps which it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future.

During the fourth quarter of 2012, there was no change in Registrant’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, Management has performed an evaluation and testing of Registrant’s internal control over financial reporting as of December 31, 2012. Management’s Report on Internal Control Over Financial Reporting is included on the following page. CBS is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing Management Report.

Management’s Report on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Crumbs Bake Shop, Inc.

The Principal Executive Officer (“PEO”) and Principal Accounting and Financial Officer (“PAO”) of Crumbs Bake Shop, Inc. (“CBS”) are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, CBS’ PEO and PAO and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of its assets that could have a material effect on the consolidated financial statements.

During the year ended December 31, 2012, CBS periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, CBS sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

CBS’ management, under the supervision and with the participation of its PEO and PAO, has evaluated the effectiveness of CBS’ internal control over financial reporting as of the end of the period covered by this Management Report based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s evaluation considered, among other things, CBS’ misclassification of the value of its common stock purchase warrants as a component of equity rather than as a derivative liability in its consolidated financial statements for the year ended December 31, 2011 and the consolidated financial statements for each of the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011 and the resulting need to restate the foregoing consolidated financial statements. Based on its evaluation and on the foregoing criteria, management has concluded that the warrant misclassification resulted from a material weakness in CBS’ internal control over financial reporting and that, accordingly, CBS’ internal control over financial reporting was not effective as of December 31, 2012. Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Dated: April 12, 2013

/s/ Julian R. Geiger	/s/ John D. Ireland
Julian R. Geiger	John D. Ireland
President and Chief Executive Officer	Senior Vice President-Finance and Chief
(Principal Executive Officer)	Financial Officer (Principal Accounting
and Financial Officer)

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the following sections of CBS’ definitive proxy statement for the 2013 Annual Meeting of stockholders to be filed with the SEC pursuant to Regulation 14A (the “2013 Proxy Statement”):

•	“Information About Directors and Executive Officers”;

•	“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the heading, “Section 16(a) Beneficial Ownership Reporting Requirements”; and

•	“Corporate Governance”.

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the sections of the 2013 Proxy Statement entitled “Compensation of Directors and Executive Officers.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of December 31, 2012, with respect to CBS’ equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	0	N/A	763,295
Equity compensation plans not approved by securityholders	0	N/A	0
Total	0	N/A	763,295

(1)	In addition to stock options and stock appreciation rights, CBS’ Equity Incentive Plan permits the grant of stock awards, stock units, stock bonus awards, performance units or any combination of the foregoing. As of December 31, 2012, CBS has granted 308,000 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated by reference to the section of the 2013 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2013 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the section of the 2013 Proxy Statement entitled “Audit Fees and Services.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements for the Years Ended December 31, 2012 and 2011

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

Signature	Title	Date

/s/ Edwin H. Lewis	Chairman of the Board	April 12, 2013
Edwin H. Lewis

/s/ Julian R. Geiger	President and Chief Executive Officer	April 12, 2013
Julian R. Geiger	(Principal Executive Officer) and Director

/s/ John D. Ireland	Senior Vice President-Finance, Chief	April 12, 2013
John D. Ireland	Financial Officer (Principal Financial and Accounting Officer) and Treasurer

/s/ Stephen Z. Fass	Director	April 12, 2013
Stephen Z. Fass

/s/ Mark D. Klein	Director	April 12, 2013
Mark D. Klein

/s/ Frederick G. Kraegel	Director	April 12, 2013
Frederick G. Kraegel

/s/ Leonard A. Potter	Director	April 12, 2013
Leonard A. Potter

/s/ Kirk A. Rose	Director	April 12, 2013
Kirk A. Rose

/s/ Jeffrey D. Roseman	Director	April 12, 2013
Jeffrey D. Roseman

EXHIBIT INDEX

2.1	Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of January 9, 2011 (incorporated by reference to Exhibit 2.1 to CBS’ Current Report Form 8-K filed on January 10, 2011).

2.2	Amendment to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of February 18, 2011 (incorporated by reference to Exhibit 2.1 to CBS’ Current Report on Form 8-K filed on February 22, 2011).

2.3	Amendment No. 2 to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of March 17, 2011 (incorporated by reference to Exhibit 2.1 to CBS’ Current Report on Form 8-K filed on March 18, 2011).

2.4	Amendment No. 3 to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of April 7, 2011 (incorporated by reference to Exhibit 2.1 to CBS’ Current Report on Form 8-K filed on April 7, 2011).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to CBS’ Quarterly Report on Form 10-Q filed on November 14, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to CBS’ Current Report on Form 8-K filed on October 28, 2011).

3.3	Certificate of Designation of Series A Voting Preferred Stock (incorporated by reference to CBS’ Current Report on Form 8-K filed on May 11, 2011).

3.4	Certificate of Correction to Certificate of Designation of Series A Voting Preferred Stock (incorporated by reference to CBS’ Current Report on Form 8-K filed on July 29, 2011).

3.5	Certificate of Correction to the Third Amended and Restated Certificate of Incorporation of Crumbs Bake Shop, Inc. (incorporated by reference to CBS’ Current Report on Form 8-K filed on November 16, 2011).

3.6	Certificate of Increase of Series A Voting Preferred Stock of Crumbs Bake Shop, Inc. (incorporated by reference to CBS’ Current Report on Form 8-K filed on November 16, 2011).

4.1	Specimen Unit Certificate (incorporated by reference to CBS’ Registration Statement on Form S-1 filed on April 28, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to CBS’ Registration Statement on Form S-1 filed on April 28, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to CBS’ Registration Statement on Form S-1 filed on April 28, 2010).

4.4	Specimen Series A Voting Preferred Stock Certificate (incorporated by reference to CBS’ Current Report on Form 8-K filed on May 11, 2011).

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to CBS’ Current Report on Form 8-K filed on May 25, 2010).

10.1*	Management Reimbursement Agreement by and among 57th Street General Acquisition Corp. and Crumbs Holdings LLC, dated as of September 8, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on September 8, 2011).

10.2*	Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on September 8, 2011).

10.3*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Jason Bauer dated November 14, 2011(incorporated by reference to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.4*	Separation Agreement, dated November 28, 2012, among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Jason Bauer (filed herewith).

10.5*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Mia Bauer dated November 14, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.6*	Letter Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and John D. Ireland dated November 14, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.7*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and John D. Ireland, dated December 21, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on December 21, 2011).

10.8*	First Amendment to the Amended and Restated Employment Agreement, dated as of December 18, 2012 with John D. Ireland (filed herewith).

10.9	Securities Grant Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.10	Registration Rights Agreement between Crumbs Bake Shop, Inc. and Julian R. Geiger dated November 14, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.11	Indemnification Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.12	Consulting Agreement, dated as of January 22, 2013, between Crumbs Holdings LLC and GCD Consultants LLC (incorporated by reference to CBS’ Current Report on Form 8-K filed on March 8, 2013).

10.13*	Crumbs Bake Shop, Inc. Equity Incentive Plan (incorporated by reference to CBS’ Current Report on Form 8-K filed on May 11, 2011).

10.14*	Form of Restricted Stock Agreement under the Equity Incentive Plan (filed herewith)

10.15*	Crumbs Bake Shop, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to CBS’ Current Report on Form 8-K filed on March 5, 2013).

10.16*	Crumbs Bake Shop, Inc. Amended and Restated Employee Pay-For-Performance Bonus Plan (incorporated by reference to Exhibit 99.2 to CBS’ Current Report on Form 8-K filed on March 5, 2013).

10.17	Tax Receivable Agreement by and among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and the Members of Crumbs Holdings LLC dated May 5, 2011 (incorporated by reference to CBS’ Current Report on Form 8-K filed on May 11, 2011).

10.18	Exclusive Production Agreement by and between Crumbs Holdings LLC and Melita Corp., d/b/a JMJ Bakery dated July 28, 2011, as amended to date (incorporated by reference to CBS’ Annual Report on Form 10-K filed on March 30, 2012).

10.19	Securities Purchase Agreement, dated as of October 10, 2012, by and between Crumbs Bake Shop, Inc. and the investors named therein (incorporated by reference to CBS’ Current Report on Form 8-K filed on October 11, 2012).

10.20	Registration Rights Agreement, dated as of October 11, 2012, by and between Crumbs Bake Shop, Inc. and the investors named therein (incorporated by reference to CBS’ Current Report on Form 8-K filed on October 11, 2012).

21	Subsidiaries (filed herewith).

23	Consent of Rothstein Kass (filed herewith).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (furnished herewith).

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Crumbs Bake Shop, Inc.

We have audited the accompanying consolidated balance sheets of Crumbs Bake Shop, Inc. and Subsidiaries (formerly known as 57th Street General Acquisition Corp.) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows in the two year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

April 12, 2013

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011

ASSETS

Current assets
Cash	$6,269,737	$5,940,982
Trade receivables	259,269	405,519
Inventories	559,377	503,008
Prepaid rent	599,649	621,184
Other current assets	409,921	196,975
Total current assets	8,097,953	7,667,668

Property and equipment, net	13,209,265	12,398,749

Other assets
Deferred tax asset	4,773,500	4,808,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	366,642	397,039
Deposits	289,078	318,024
Other	477,088	104,906
Total other assets	6,579,308	6,301,469
	$27,886,526	$26,367,886

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,079,310	$2,431,924
Payroll liabilities	356,947	250,307
Sales tax payable	110,282	69,063
Gift cards and certificates outstanding	234,071	179,563
Total current liabilities	2,780,610	2,930,857

Long-term liabilities
Deferred rent	3,791,159	3,030,182
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750
Warrant liability	381,941	654,756
Total liabilities	9,340,460	9,002,545

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 234,000 shares issued and outstanding at December 31, 2012 and 390,000 shares issued and outstanding at December 31, 2011	23	39
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,392,437 shares issued, 11,797,853 outstanding at December 31, 2012 and 7,100,469 shares issued, 5,505,885 outstanding at December 31, 2011	1,339	710
Additional paid-in capital	39,117,260	26,996,351
Accumulated deficit	(9,776,109)	(2,081,042)
Treasury stock, at cost	(15,913,948)	(15,913,948)
Total Crumbs Bake Shop, Inc. stockholders' equity	13,428,565	9,002,110
Non-controlling interest	5,117,501	8,363,231
Total stockholders' equity	18,546,066	17,365,341
	$27,886,526	$26,367,886

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2012	2011

Net sales	$43,028,842	$39,882,078

Cost of sales (exclusive of items shown separately below)	19,058,980	16,945,889

Gross profit	23,969,862	22,936,189

Operating expenses
Selling expenses	1,376,940	1,588,246
Staff expenses	15,516,844	14,573,734
Occupancy expenses	10,026,323	7,205,309
General and administrative	3,332,296	2,689,938
New store expenses	451,903	841,219
Depreciation and amortization	1,915,728	1,459,588
Loss on disposal of property and equipment	17,845	18,126
Loss on impairment of assets	1,869,093	770,102

	34,506,972	29,146,262

Loss from operations	(10,537,110)	(6,210,073)

Other income (expense)
Interest and other income	22,421	8,999
Abandoned projects	(111,421)	(63,792)
Change in fair value of warrant liability	272,815	3,710,284

	183,815	3,655,491

Loss before income tax benefit	(10,353,295)	(2,554,582)

Income tax benefit	7,040	13,980

Net loss attributable to the controlling and non-controlling interests	(10,346,255)	(2,540,602)

Less: Net loss attributable to non-controlling interests	2,651,188	1,053,827

Net loss attributable to stockholders	$(7,695,067)	$(1,486,775)

Net loss per common share, basic and diluted	$(1.12)	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	6,863,719	5,552,195

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

From January 1, 2011 through December 31, 2012

								Total Crumbs Bake
								Shop, Inc.	Non-	Total	Total
	Preferred Stock		Common Stock		Additional		Treasury	Stockholders'	Controlling	Stockholders'	Members'
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Equity	Interest	Equity	Equity
Balances, January 1, 2011	-	$-	-	$-	$-	$-	$-	$-	$-	$-	$6,596,263

Merger of Crumbs Holdings LLC into 57th Street Merger Sub LLC	454,139	45	6,089,075	609	23,264,399	(594,267)	-	22,670,786	8,219,455	30,890,241	(6,596,263)

Common stock tender of 1,594,584 shares pursuant to Offer to Purchase at $9.98 per share	-	-	-	-	-	-	(15,913,948)	(15,913,948)	-	(15,913,948)	-

Warrants exchanged for common stock pursuant to Insider Warrant Exchange Agreement	-	-	370,000	37	2,216,115	-	-	2,216,152	743,848	2,960,000	-

Liquidity shares exchanged for common stock pursuant to Exchange and Support Agreement	(64,139)	(6)	641,394	64	1,515,837	-	-	1,515,895	(1,423,895)	92,000	-

Stock-based compensation	-	-	-	-	-	-	-	-	1,877,650	1,877,650	-

Net loss	-	-	-	-	-	(1,486,775)	-	(1,486,775)	(1,053,827)	(2,540,602)	-

Balances, December 31, 2011	390,000	$39	7,100,469	$710	$26,996,351	$(2,081,042)	$(15,913,948)	$9,002,110	$8,363,231	$17,365,341	$-

New Class B Exchangeable Units exchanged for common stock pursuant to Exchange and Support Agreement	(156,000)	(16)	1,560,000	156	2,472,052	-	-	2,472,192	(2,472,192)	-	-

Common stock issuance pursuant to Securities Purchase Agreement, net of offering costs	-	-	4,456,968	445	9,270,109	-	-	9,270,554	-	9,270,554	-

Restricted stock granted	-	-	308,000	31	-	-	-	31	-	31	-

Stock-based compensation	-	-	-	-	405,206	-	-	405,206	1,877,650	2,282,856	-

Restricted stock forfeited	-	-	(33,000)	(3)	(26,458)	-	-	(26,461)	-	(26,461)	-

Net loss	-	-	-	-	-	(7,695,067)	-	(7,695,067)	(2,651,188)	(10,346,255)	-

Balances, December 31, 2012	234,000	$23	13,392,437	$1,339	$39,117,260	$(9,776,109)	$(15,913,948)	$13,428,565	$5,117,501	$18,546,066	$-

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2012	2011

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(10,346,255)	$(2,540,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,915,728	1,459,588
Deferred income tax benefit	35,000	(35,000)
Loss on disposal of property and equipment	17,845	18,126
Abandoned projects	111,421	63,792
Loss on impairment of assets	1,869,093	770,102
Stock-based compensation	2,256,398	1,877,650
Deferred rent	760,977	1,166,939
Change in fair value of warrant liability	(272,815)	(3,710,284)
Changes in operating assets and liabilities:
Trade receivables	146,250	(135,797)
Inventories	(56,369)	(262,043)
Prepaid rent	21,535	(234,466)
Other current assets	(212,946)	(115,344)
Deposits	28,946	(41,511)
Other assets	(37,547)	-
Accounts payable and accrued expenses	(599,916)	(645,904)
Payroll liabilities	106,640	108,970
Sales tax payable	41,219	21,483
Gift cards and certificates outstanding	54,508	59,561

Net cash used in operating activities	(4,160,288)	(2,174,740)

Cash flows from investing activities
Purchase of restricted certificates of deposit	-	(643,000)
Purchases of property and equipment	(4,218,970)	(5,336,289)
Purchases of intangible assets	(163,666)	(98,047)
Purchases of other assets	(398,903)	(79,566)

Net cash used in investing activities	(4,781,539)	(6,156,902)

Cash flows from financing activities
Proceeds retained from reverse merger	-	13,692,203
Net proceeds from common stock offering	9,270,554	-
Net proceeds from issuance of common stock under equity incentive plan	28	-
Capital distributions	-	(74,601)

Net cash provided by financing activities	9,270,582	13,617,602

Net increase in cash	328,755	5,285,960

Cash, beginning of year	5,940,982	655,022

Cash, end of year	$6,269,737	$5,940,982

Supplemental disclosure of non-cash investing and financing activities

Net assets acquired in reverse merger	$-	$2,087,468

Exchange of New Class B Exchangeable Units for common stock of the Company	$2,472,192	$1,423,895

Payables related to capital expenditures	$247,302	$448,706

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp. (“57th Street”), and Crumbs Holdings LLC and its wholly-owned subsidiaries (CBS and Crumbs Holdings LLC and its wholly-owned subsidiaries are collectively referred to herein as “Crumbs”) as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). As used in these notes, the term “Holdings” refers to Crumbs Holdings LLC and, unless the context requires otherwise, its wholly-owned subsidiaries.

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

Pursuant to the Business Combination Agreement, in February 2011, 57th Street commenced a tender offer, as amended from time to time, to ultimately purchase up to 1,803,607 shares of its issued and outstanding common stock for $9.98 per share, net to the seller in cash without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, as supplemented by the Tender Offer Statement on Schedule TO, and the Third Amended and Restated Letter of Transmittal (which together, as amended or supplemented from time to time, constituted the “Offer”). The Offer expired at 5:00 p.m. Eastern time, on May 4, 2011. 57th Street promptly purchased all 1,594,584 shares of its common stock validly tendered and not withdrawn, for an aggregate purchase price of approximately $15,914,000.

Upon consummation of the Merger, the Members of Holdings received consideration in the form of newly issued securities and approximately $22,086,000 in cash. The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which were exchangeable for 4,541,394 shares of CBS common stock, and 2,201,394 of which have been exchanged to date for shares of CBS common stock (See Note 14)), and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS (each such share entitling its holder the right to cast 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 220,139.4 of which have been surrendered and redeemed by CBS in connection with the above-mentioned exchange of 2,201,394 Class B Units for the 2,201,394 shares of common stock (See Note 14)). CBS also reserved an additional 4,400,000 shares of its common stock for issuance in exchange for up to 4,400,000 Class B Units which may be earned by the Members if certain financial or stock price targets are met (the “Contingency Consideration”) as follows:

  1,466,666.7 Class B Units in the event the common stock of CBS has a trading price at $15.00 or above for 20 trading days out of 30 consecutive trading days during the calendar year 2011 (“First Stock Target”); and/or

  1,466,666.7 Class B Units in the event the common stock of CBS has a trading price at $17.50 or above for 20 trading days out of 30 consecutive trading days during either the calendar year 2011 or 2012 (“Second Stock Target”); and/or

  1,466,666.6 Class B Units in the event the common stock of CBS has a trading price at $20.00 or above for 20 trading days out of 30 consecutive trading days during any of the calendar years 2011, 2012 or 2013 (“Third Stock Target”); and/or

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies (continued)

Reverse merger (continued)

  to the extent that not all of the foregoing Stock Targets have been achieved, 2,200,000 Class B Units in the event CBS achieves $17,500,000 in Adjusted EBITDA (as described in the Business Combination Agreement) for the twelve months ending December 31, 2013; and/or to the extent that not all of the foregoing Stock Targets have been achieved, 2,200,000 Class B Units in the event CBS achieves $25,000,000 in Adjusted EBITDA for the twelve months ending December 31, 2014; and/or any remaining Contingency Consideration not otherwise achieved hereunder up to the Maximum Contingency Consideration in the event CBS achieves $30,000,000 in Adjusted EBITDA for the twelve months ending December 31, 2015.

In the event a stock target is not met, Members may still be entitled to the Contingency Consideration from the stock target should subsequent stock targets be achieved.

In addition, Holdings, as the entity surviving the Merger, received, as a capital contribution from CBS, the sum of approximately $13,725,000 (not including refunds receivable after the closing of the Merger) after giving effect to the retention of approximately $53,000 by CBS for future public company expenses and the payment of approximately $149,000 for CBS’ then outstanding franchise taxes.

Nature of business

Crumbs engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods as well as hot and cold beverages. Crumbs offers these products through its stores, e-commerce division, catering services and wholesale distribution business.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of CBS and Holdings. Intercompany transactions and balances have been eliminated in consolidation.

Trade receivables

Crumbs carries its trade receivables at cost less an allowance for doubtful accounts.  On a periodic basis, Crumbs evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The amount of allowance for doubtful accounts at both December 31, 2012 and 2011 was $0.

Restricted certificates of deposit

As of December 31, 2012 and 2011, Crumbs had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 9). The letters of credit are required as security deposits for certain of Crumbs’ non-cancellable store operating leases.

Fair value of financial instruments

Crumbs’ financial instruments consist primarily of cash in banks, certificates of deposit and trade receivables. The carrying amounts for cash and cash equivalents, certificates of deposit and trade receivables approximate fair value due to the short term nature of the instruments.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies (continued)

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, Crumbs evaluates long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” Crumbs first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment loss based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on future store revenue and operating costs, using internal projections. Cash flows for store assets are identified at the individual store level. Crumbs most recently completed an impairment evaluation in the fourth quarter of 2012, and certain assets were determined to be impaired (see Note 5).

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

Tax receivable agreement

Holdings has made an election under Section 754 of the Internal Revenue Code (the "Code"), which resulted in and may continue to result in an adjustment to the tax basis of the assets of Holdings at the time of an exchange of Class B Units. As a result of both the initial purchase of Class B Units from the Members in connection with the Merger and subsequent exchanges, CBS will become entitled to a proportionate share of the existing tax basis of the assets of Holdings. In addition, the purchase of Class B Units and subsequent exchanges are expected to result in increases in the tax basis of the assets of Holdings that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that CBS would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies (continued)

Tax receivable agreement (continued)

CBS entered into a tax receivable agreement with Holdings that will provide for the payment by CBS to the Members of up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to Crumbs entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the tax receivable agreement as part of the Geiger Employment Agreement (see Note 14). For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of Holdings (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.

Income taxes

Crumbs complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred tax asset to the amount expected to be realized.

Crumbs is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in Crumbs recording a tax liability that reduces stockholders’ equity. Based on its analysis, Crumbs has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2012 or 2011. Crumbs’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Crumbs recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized in 2012 or 2011.

Lease obligations

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

For tenant improvement allowances and rent holidays, Crumbs records deferred rent in the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to occupancy expense in the consolidated statements of operations.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies (continued)

Lease obligations (continued)

For contingent rent provisions that require payment of additional rent based on a specified percentage of a store’s net sales in excess of a defined breakpoint, Crumbs records occupancy expense related to the contingency in the consolidated statements of operations provided the achievement of the breakpoint is considered probable.

Sales tax

Crumbs charges sales tax to its customers as and at the rates required by applicable state law and records the liability to remit such taxes on an individual state basis.

Restricted stock

Compensation cost for restricted stock is measured using the market price of CBS' common stock at the date the common stock is granted. The compensation cost is recognized over the period between the issue date and the date any restrictions lapse.

Warrant liability

Crumbs accounts for its 5,456,300 outstanding publicly-traded warrants in accordance with the guidance contained in ASC 815-40-15-7D. Pursuant to this guidance, management has determined that the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, Crumbs classifies the warrant instruments as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in Crumbs’ statements of operations. The fair value of warrants issued by CBS has been estimated using the warrants’ quoted market price.

Fair value - definition and hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, Crumbs uses various valuation approaches. A fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs are to be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of Crumbs. Unobservable inputs reflect Crumbs’ assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that Crumbs has the ability to access. Valuation adjustments are not applied to Level 1 investments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these investments does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Fair Value - valuation techniques and inputs

Warrant liability: Crumbs determined the fair value of the warrant liability using the quoted market prices for the warrants. On reporting dates where there are no active trades, Crumbs uses the last reported closing sales price of the warrants to determine the fair value (Level 2). There were no transfers between Level 1, 2 or 3 during 2012 and 2011.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies (continued)

Revenue recognition

Crumbs recognizes store revenue when payment is tendered at the point of sale. Revenue from Crumbs’ catering services and wholesale distribution business is recognized once goods are delivered, and revenue from its e-commerce division is recognized once goods are shipped. Revenue is reported net of sales, use or other transaction taxes that are collected from customers and remitted to taxing authorities.

Revenue from Crumbs’ gift cards is recognized when they are tendered for payment or redeemed. Outstanding customer balances are included in gift cards in the consolidated balance sheets. There are no expiration dates on gift cards, and Crumbs does not charge any service fees that cause a decrement to customer balances.

While Crumbs will continue to honor all gift cards presented for payment, management may determine the likelihood of redemption to be remote for certain cards and certificates due to, among other things, long periods of inactivity. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under state escheatment laws, card balances may then be recognized in the consolidated statements of operations.

Sales incentives, promotions and marketing

Expenses related to buy-one-get-one-free incentives and product costs associated with redemptions from Crumbs’ coffee loyalty card program, through which customers receive free product after a designated number of purchases, are recorded in cost of sales at the time of redemption. Such costs totaled approximately $173,000 and $86,000 in 2012 and 2011, respectively.

Ongoing promotional product giveaway costs, marketing and public relations costs are included in selling expenses. Product giveaway costs and other promotions associated with new store openings are included in new store expenses. All costs are expensed as incurred. Amounts recorded in selling expenses totaled approximately $496,000 and $677,000 in 2012 and 2011, respectively, and those included in new store expenses totaled approximately $62,000 and $54,000 in 2012 and 2011, respectively.

New store expenses

New store expenses consisting primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to store opening date, related occupancy costs incurred prior to opening, start-up supplies and promotion of new store openings, are expensed as incurred.

Shipping and handling costs

Shipping and handling costs related to the e-commerce division are expensed as incurred and included in the cost of sales. Total expenses for 2012 and 2011 were approximately $527,000 and $635,000, respectively.

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

Concentrations of credit risk

Financial instruments which potentially expose Crumbs to concentrations of credit risk consist primarily of trade receivables. Management does not believe significant credit risk existed at December 31, 2012 or 2011.

Crumbs maintains cash at two financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. In addition, the FDIC enacted temporary unlimited coverage for noninterest-bearing transaction accounts, effective December 31, 2010 through December 31, 2012. Crumbs’ uninsured bank balances, including certificates of deposit, totaled approximately $636,000 and $752,000 at December 31, 2012 and 2011, respectively.

Concentrations

Cupcake sales comprised approximately 77.0% and 76.3% of Crumbs’ net sales for the years ended December 31, 2012 and 2011, respectively. Beverage sales comprised approximately 11.1% and 9.6% of Crumbs’ net sales for the years ended December 31, 2012 and 2011, respectively.

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

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At December 31, 2012 and 2011, inventories were comprised of the following:

	2012	2011
Packaging inventory	$214,757	$186,688
E-Commerce packaging inventory	136,524	165,629
Beverage supply inventory	169,049	78,526
Candy inventory	5,003	-
Store supplies and merchandise inventory	34,044	72,165
Total	$559,377	$503,008

Packaging and e-commerce packaging inventories consist of labels, boxes, bags and gel packs for packaging and shipping baked goods. Beverage supply inventory consists of coffee, tea and flavored syrups, and candy inventory primarily consists of bulk candy sold by weight. Store supplies and merchandise inventory consists of paper goods, decorating materials, other miscellaneous supplies purchased in bulk and consumed in daily operations and logoed hats, tee shirts, bandanas and aprons used primarily as employee uniforms.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and equipment

At December 31, 2012 and 2011, property and equipment were comprised of the following:

	2012	2011
Leasehold improvements	$11,912,458	$11,181,703
Furniture and equipment	4,534,868	3,133,574
Construction in progress	883,773	690,109
Total cost of property and equipment	17,331,099	15,005,386
Less accumulated depreciation	(4,121,834)	(2,606,637)
Total	$13,209,265	$12,398,749

Construction in progress primarily relates to leasehold improvements and equipment for stores not yet operating at December 31, 2012 and 2011.

Depreciation expense was approximately $1,768,000 and $1,323,000 for 2012 and 2011, respectively.

4.	Intangible assets

At December 31, 2012, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding costs	$403,459	$(336,230)	$67,229
Website design	276,347	(182,177)	94,170

Total	$679,806	$(518,407)	$161,399

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$205,243

Total	$205,243

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Intangible assets (continued)

At December 31, 2011, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding costs	$403,459	$(255,539)	$147,920
Website design	247,974	(132,346)	115,628

Total	$651,433	$(387,885)	$263,548

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$133,491

Total	$133,491

Amortization expense of approximately $130,000 for each of the years ended December 31, 2012 and 2011 was related to intangible assets. Amortization expense of approximately $18,000 and $7,000 for the years ended December 31, 2012 and 2011, respectively, was related to capitalized lease costs included in other assets on the consolidated balance sheets.

Estimated amortization expense for the succeeding five years is:

December 31,	Amount
2013	$140,000
2014	69,000
2015	56,000
2016	53,000
2017	53,000

5.	Impairment of long-lived assets

During the fourth quarters of 2012 and 2011, management’s analyses of Crumbs’ operating performance by store identified impairment indicators at certain stores. The indicators included sustained operating losses with a failure to meet or exceed sales targets. These conditions indicated the carrying values of the leasehold improvements at these stores may not be recoverable. As a result, Crumbs completed an impairment test in accordance with its accounting policy, which resulted in impairment of leasehold improvements and capitalized lease costs of approximately $1,869,000 and $770,000 for the years ended December 31, 2012 and 2011, respectively.

6.	Income Taxes

Crumbs files income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various states. Generally, Crumbs is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. Crumbs does not expect that the total amount of unrecognized tax benefits, if any, will materially change over the next 12 months.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Income Taxes (continued)

At the date of the Merger, Crumbs recorded a deferred tax asset of approximately $9,547,000 for estimated income tax effects of the increase in tax basis of the purchased interests and future projected payments under the tax receivable agreement. An additional deferred tax asset of approximately $35,000 was recorded in 2011 for estimated local income tax effects of Crumbs’ net loss for the year ended December 31, 2011, which was realized in 2012. Crumbs had a net deferred tax asset of approximately $4,773,000 and $4,808,000 at December 31, 2012 and 2011, respectively, which can be utilized to offset future taxable income through 2026.

Income tax expense (benefit) for the years ended December 31, 2012 and 2011 were comprised of the following:

Current	2012	2011
Federal	$-	$-
State and local	(7,040)	21,020
Totals	$(7,040)	$21,020

Deferred	2012	2011
Federal	$-	$-
State and local	-	(35,000)
Totals	$-	$(35,000)

A reconciliation of the expected U.S. federal tax rate to the effective tax rate for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
U.S. statutory tax rate	34.0%	34.0%
State and local taxes	(0.2)%	(0.2)%
Valuation allowance	(34.0)%	(34.0)%
	(0.2)%	(0.2)%

7.	Commitments

Lease obligations

Crumbs leases locations from which it conducts retail, wholesale and administrative operations and is obligated under various cancelable and noncancelable leases through 2027 with options to renew many of the leases. In addition to base rent, Crumbs’ leases generally require it to pay a proportionate share of operating expenses such as insurance, common area maintenance charges, property taxes and utilities.

For scheduled escalation provisions or for rental payments commencing on a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over terms of the leases in the consolidated statements of operations.

Certain leases have been secondarily guaranteed by a Member.

Rent expense under Crumbs’ operating leases was approximately $7,691,000 and $5,810,000 for 2012 and 2011, respectively. Of the totals, approximately $311,000 and $604,000, respectively, is included in new store expenses in the consolidated statements of operations, and the remainder of the expense for each year is included in occupancy expenses in the consolidated statements of operations.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments (continued)

At December 31, 2012, the future minimum rental payments due under these operating leases was as follows:

Year Ending
December 31,	Amount
2013	$7,897,000
2014	8,101,000
2015	8,358,000
2016	8,532,000
2017	8,492,000
Thereafter	32,296,000

Total	$73,676,000

Purchase commitment

In July 2012, CBS entered into an agreement with Starbucks Corporation (“Starbucks”) to bring the full complement of Starbucks® brewed coffees, teas and espresso-based drinks to all of Crumbs’ retail stores, except the Newark Liberty International Airport location (“the Starbucks Agreement”).  CBS agreed to purchase Starbucks coffee, Fontana sauces and syrups, and Tazo teas and paper products directly from Starbucks to satisfy all of its brewed coffee and espresso beverage requirements in its retail stores. Under the Starbucks Agreement, CBS has agreed to purchase a minimum amount of coffee products from Starbucks through August 2015.  Although CBS has met the agreed purchase amounts since entering into the Starbucks Agreement (estimated at approximately $15,000 of product per week or $780,000 per year), failure to meet the minimum purchase agreements could result in termination of the Starbucks Agreement or adjustment to the coffee costs listed in the Starbucks Agreement.

8.	Fair value measurements

Crumbs complies with ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about Crumbs’ liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques Crumbs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	December 31,2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$381,941

Description	December 31,2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$654,756

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of December 31, 2012 and 2011, issued and unused letters of credit totaled $637,425. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Member. Letters of credit amounting to $539,425 were reserved under this line of credit as of December 31, 2012 and 2011. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at December 31, 2012 and 2011. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted certificates of deposit,” Note 1).

10.	Major suppliers

In 2012 and 2011, the Company received 100% of its baked goods from four commercial bakeries, located in New York, Los Angeles, Northern Virginia and Chicago, who supplied the stores in their surrounding areas. To mitigate the risks associated with these arrangements, Crumbs purchased Business Income from Dependent Properties insurance coverage. Should the suppliers experience a loss of or damage to their facilities due to a covered peril, insurance will cover up to $10,000,000 of Crumbs’ losses, subject to applicable deductibles and waiting periods.

11.	Related party

Prior to 2010, Holdings leased building space for seven of its stores as sub-leases from Bauer Holdings, Inc., formerly known as Crumbs, Inc., a Member, which is controlled and partially owned by two former officers of Crumbs. Holdings paid the original unrelated lessor directly based upon the original terms of the leases. Two of these sub-leases were terminated during 2010, and the remaining five sub-leases were assigned to their respective successor entities in the second quarter of 2011.

In 2011, Crumbs paid approximately $4,900 in fees, unrelated to audit services, to an accounting firm in which an officer of Crumbs is a part owner. No similar fees were paid in 2012.

In 2012 and 2011, Crumbs paid approximately $28,000 and $20,000, respectively, in rent to a landlord that is partially owned by an officer of Crumbs.

12.	Net loss per common share

Crumbs complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of CBS common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to CBS common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the years ended December 31, 2012 and 2011, warrants to purchase 5,456,300 shares of common stock and Class B Units exchangeable for 2,340,000 shares of common stock and 3,900,000 shares of common stock, respectively, were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. In addition, for the year ended December 31, 2012, 267,000 shares of unvested restricted common stock (see Note 13) were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. There were no non-nonvested stock awards during the year ended December 31, 2011.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Restricted stock

CBS maintains an equity incentive plan (the “Plan”) for Crumbs’ directors, officers and employees that provides for the issuance of up to 1,038,295 shares of CBS’ common stock pursuant to awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards. As originally adopted, the Plan reserved 338,295 shares of common stock for issuance pursuant to awards, which CBS registered with the Securities and Exchange Commission (the “SEC”) on January 31, 2012. At the Annual Meeting of Stockholders of CBS in June 2012, the stockholders approved an amendment to the Plan to increase by 700,000 the number of shares of common stock that are available for issuance, which CBS registered with the SEC on November 9, 2012. During the year ended December 31, 2012, CBS granted 252,000 shares of restricted common stock to eligible employees and 56,000 shares of restricted common stock to members of the Board of Directors. There were no shares of common stock granted during the year ended December 31, 2011. During the year ended December 31, 2012, 33,000 shares of restricted common stock were forfeited due to the termination of the holders’ service with Crumbs before completion of applicable vesting periods. As of December 31, 2012, the total fair market value of the stock awards outstanding was approximately $950,000 based on a weighted average grant date fair value of $3.56 per share. The shares are subject to cliff vesting schedules which typically vary between one and three years.

As of December 31, 2012, 763,295 shares of common stock remained available for future issuance under the Plan. Awards that expire or are canceled generally become available for grant again under the Plan. CBS utilizes newly issued shares of common stock that have been reserved pursuant to the Plan to make restricted stock grants.

The following is a summary of restricted stock activity through December 31, 2012:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Average Remaining Term (in years)
Balances as of December 31, 2011	-	-	$-	-
Authorized	1,038,295	-	$-
Granted	(308,000)	308,000	$3.58
Forfeited	33,000	(33,000)	$3.75
Vested		(8,000)	$3.75
Balances as of December 31, 2012	763,295	267,000	$3.56	1.85

Total stock-based compensation expense related to the Plan was approximately $379,000 and $0 for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, stock-based compensation expense related to employees under the Plan was approximately $199,000 and $0, respectively. For the years ended December 31, 2012 and 2011, stock-based compensation expense related to members of the Board of Directors was approximately $180,000 and $0, respectively. Stock-based compensation expense related to employees is included in staff expenses in the consolidated statements of operations, and stock-based compensation expense related to members of the Board is included in general and administrative expenses in the consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $600,000 as of December 31, 2012 has a weighted average period of approximately two years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in CBS’ total issued and outstanding common shares.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholders’ equity

CBS is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. In connection with the Merger (see “Reverse merger,” Note 1), the Members were issued 4,541,394 Class B Units and 454,139.4 shares of Series A Preferred Stock. Upon exchange of the Class B Units in accordance with the Exchange and Support Agreement among the Members, Holdings and CBS that was entered into in connection with the Merger, shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and, concurrently therewith, a proportionate number of shares of Series A Preferred Stock will, subject to the availability of lawful funds therefor, be automatically redeemed for their $0.0001 par value and cancelled at the current ratio of 1:10, at which time they will become authorized but unissued shares of preferred stock. Except in connection with the exchange of the Class B Units, the Series A Preferred Stock is not redeemable.

In June 2011, 641,394 Class B Units were exchanged for 641,394 shares of common stock and, in turn, 64,139.4 shares of Series A Preferred Stock were automatically redeemed and cancelled pursuant to the Exchange and Support Agreement. In addition, pursuant to the Insider Warrant Exchange Agreement by and among CBS, 57th Street GAC Holdings LLC (“57th Street GAC”), Morgan Joseph TriArtisan LLC, Ladenburg Thalmann & Co. Inc., I-Bankers Securities Incorporated, Maxim Group LLC and Rodman & Renshaw, LLC, dated May 5, 2011, 370,000 shares of common stock were issued in exchange for 3,700,000 warrants that were originally purchased by 57th Street GAC and the underwriters of CBS’ initial public offering in May 2010.

On November 14, 2011, Crumbs entered into an employment agreement with Julian R. Geiger (the “Geiger Employment Agreement”) pursuant to which Mr. Geiger will serve as President and Chief Executive Officer of Crumbs commencing November 14, 2011 and continuing through December 31, 2013. The Geiger Employment Agreement provides that Mr. Geiger shall receive no salary nor participate in any bonus plan of Crumbs that may be in effect during its term. Crumbs agreed that promptly following execution of the Geiger Employment Agreement, Holdings would grant to him 799,000 Class B Units and CBS would grant to him 79,900 shares of Series A Preferred Stock, subject to the following vesting provisions:

  50% of the 799,000 Class B Units and of the 79,900 shares of the Series A Preferred Stock would vest as of November 14, 2011 (such securities, the “First Tranche”); and

  the remaining 50% of the 799,000 Class B Units and of the 79,900 shares of Series A Preferred Stock would vest on November 14, 2012 (such securities, the “Second Tranche”).

Concurrent with the execution of the Geiger Employment Agreement, EHL Holdings LLC and Bauer Holdings, Inc. (formerly Crumbs, Inc.) agreed to forfeit an aggregate of 799,000 Class B Units and 79,900 shares of the Series A Preferred Stock.

In 2011, staff expense related to this stock-based compensation was recorded in connection with this transaction in the amount of $1,877,650, the value of the First Tranche, calculated based upon the price of a share of CBS common stock on November 14, 2011. When the Second Tranche vested on November 14, 2012, additional non-cash staff expense related to this stock-based compensation of $1,877,650 was recorded, calculated based upon the price of a share of CBS common stock on November 14, 2011.

On October 9, 2012, pursuant to the Exchange and Support Agreement, (a) Mr. Geiger exchanged, for no consideration other than the surrender thereof, 319,600 Class B Units and 31,960 shares of Series A Preferred Stock that he owned for 319,600 shares of CBS common stock, (b) EHL Holdings, LLC exchanged, for no consideration other than the surrender thereof, 694,700 Class B Units and 69,470 shares of Series A Preferred Stock that it owned for 694,700 shares of CBS common stock, (c) John D. Ireland exchanged, for no consideration other than the surrender thereof, 39,000 Class B Units and 3,900 shares of Series A Preferred Stock that he owned for 39,000 shares of CBS common stock, and (d) Bauer Holdings, Inc. exchanged, for no consideration other than the surrender thereof, 506,700 Class B Units and 50,670 shares of Series A Preferred Stock that it owned for 506,700 shares of CBS common stock.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Stockholders’ equity (continued)

On October 10, 2012, CBS entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. (collectively, the “Special Situations Funds”), Buckingham RAF Partners, L.P., Buckingham RAF Partners II, L.P., Buckingham RAF International Partners Master Fund, LP, Whitney Capital Series Fund LLC – Series LS1, Durban Capital LP, John Mills, P.A.W. Partners, L.P., P.A.W. Small Cap Partners, L.P., Prism Partners I, L.P., Prism Partners III Leveraged, L.P., Prism Partner IV Leveraged Offshore Fund, Arthur J. Samberg, Leonard Potter, Frederick Kraegel, Jeffrey Roseman, Mark Klein, and Julian Geiger (collectively, the “Investors”). Pursuant to the Purchase Agreement, CBS agreed to sell an aggregate 4,456,968 shares of CBS’ common stock to the Investors at a purchase price of $2.21 per share (the “Capital Transaction”).

The shares issued in the Capital Transaction were sold only to accredited investors in a private placement in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The closing of the Capital Transaction and the sale of the shares thereunder took place on October 11, 2012. CBS received aggregate gross proceeds of $9,849,900 as a result of the Capital Transaction. After deducting the expenses of the Capital Transaction, CBS’ net proceeds were approximately $9,271,000.

15.	Subsequent event

On April 11, 2013, CBS entered into a binding term sheet with an accredited investor relating to the potential sale by CBS of not less than $10.0 million aggregate principal amount of its senior unsecured convertible promissory notes (the “Convertible Notes”) in a private placement transaction. The term sheet does not obligate the parties to consummate the transaction, but obligates them to use their good faith best efforts to negotiate, finalize, execute and deliver definitive agreements relating to the transaction. The term sheet contemplates that the Convertible Notes would be convertible into shares of CBS’ common stock at any time by the holders thereof at a conversion price of $2.50 per share. The Convertible Notes would have a maturity date that is five years from the date of issuance. Interest on the unpaid principal balance of the Convertible Notes would be payable quarterly in arrears and would accrue at the rate of 7.0% per annum, provided that CBS would have the right to pay interest in shares of common stock, calculated based on an interest rate of 10.0% per annum, if CBS then has an effective registration statement on file with the SEC covering the resale of the shares that may be issued under the Convertible Notes. No guaranty can be given that CBS will successfully negotiate and enter into the definitive agreements. Further, the closing of the transaction would be conditioned on NASDAQ’s completion of its review of CBS’ listing application regarding the transaction and other customary closing conditions to be contained in the definitive agreements. Accordingly, there can be no assurance that CBS will consummate this capital transaction.

