Form 10-Q
period 2013-03-31
Crumbs Bake Shop, Inc.
filed 2013-05-15
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013 the registrant had 11,982,853 shares of Common Stock outstanding.

Crumbs Bake Shop, Inc.

PART I

FINANCIAL INFORMATION

As used in this report, (i) the term “CBS” refers to Crumbs Bake Shop, Inc., (ii) the term “Holdings” refers to Crumbs Holdings LLC, and (iii) the terms “Crumbs”, “the Company”, “we”, “us” and “our” refer collectively to CBS, Holdings and their subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Quarterly Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, then actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Quarterly Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to achieve and manage the growth of the Crumbs Bake Shop brand and operations, including expansion into new and within existing markets;
•	that any projections, including earnings, revenue, expenses, synergies, margins or any other financial items are not realized;
•	the Company’s ability to maintain relationships with customers, employees, suppliers and lessors;
•	the Company’s loss of key personnel;
•	the Company’s ability to successfully implement new strategies, including, without limitation, real estate exit strategies;
•	the effects of geographic concentration and regional factors impacting local economies;
•	the competition for real estate and the Company’s ability to negotiate, renew and/or strategically exit leases;
•	a reduction in profit margins;
•	the effects of disruptions in the Company’s supply chain;
•	the effects of changing interpretations of generally accepted accounting principles;
•	the effects of future legislation and regulatory environments;
•	the Company’s ability to continue to meet the NASDAQ Capital Market continuing listing standards;
•	the market for and volatility of the market prices of CBS’ securities;
•	general economic conditions;
•	the Company’s ability to continue to comply with government regulations;
•	the effects of weather, Act of God, and other conditions beyond the Company’s control on its business and operations;
•	the Company’s exposure to operating hazards; and
•	CBS’ ability to consummate proposed capital raising transactions.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of CBS’ Annual Report on Form 10-K for the year ended December 31, 2012, which address additional factors that could cause its actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. The risks discussed in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012 are factors that, individually or in the aggregate, the Company believes could cause its actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current assets
Cash	$2,825,105	$6,269,737
Trade receivables	512,557	259,269
Inventories	576,606	559,377
Prepaid rent	685,005	599,649
Other current assets	394,384	409,921
Total current assets	4,993,657	8,097,953

Property and equipment, net	15,058,112	13,209,265

Other assets
Deferred tax asset	4,773,500	4,773,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	322,446	366,642
Deposits	291,943	289,078
Other	664,241	477,088
Total other assets	6,725,130	6,579,308

	$26,776,899	$27,886,526

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,708,512	$2,079,310
Payroll liabilities	627,298	356,947
Sales tax payable	63,459	110,282
Gift cards and certificates outstanding	215,917	234,071
Total current liabilities	3,615,186	2,780,610

Long-term liabilities
Deferred rent	3,963,312	3,791,159
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750
Warrant liability	491,067	381,941
Total liabilities	10,456,315	9,340,460

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 234,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	23	23
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,578,437 shares issued, 11,983,853 outstanding at March 31, 2013 and 13,392,437 shares issued, 11,797,853 outstanding at December 31, 2012	1,358	1,339
Additional paid-in capital	39,258,240	39,117,260
Accumulated deficit	(11,750,937)	(9,776,109)
Treasury stock, at cost	(15,913,948)	(15,913,948)
Total Crumbs Bake Shop, Inc. stockholders' equity	11,594,736	13,428,565
Non-controlling interest	4,725,848	5,117,501
Total stockholders' equity	16,320,584	18,546,066

	$26,776,899	$27,886,526

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2013	2012

Net sales	$12,079,783	$11,277,094

Cost of sales (exclusive of depreciation and amortization shown separately below)	5,356,756	4,762,482

Gross profit	6,723,027	6,514,612

Operating expenses
Selling expenses	571,308	289,265
Staff expenses	3,831,780	3,395,173
Occupancy expenses	2,879,517	2,365,538
General and administrative	973,170	791,469
New store expenses	119,557	108,898
Depreciation and amortization	559,498	448,093
Loss on disposal of property and equipment	37,572	-

	8,972,402	7,398,436

Loss from operations	(2,249,375)	(883,824)

Other income (expense)
Interest and other income	2,045	8,283
Abandoned projects	(10,025)	(12,528)
Change in fair value of warrant liability	(109,126)	(436,504)

	(117,106)	(440,749)

Net loss attributable to the controlling and non-controlling interests	(2,366,481)	(1,324,573)

Less: Net loss attributable to non-controlling interests	391,653	542,008

Net loss attributable to stockholders	$(1,974,828)	$(782,565)

Net loss per common share, basic and diluted	$(0.17)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	11,547,386	5,505,885

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2013	2012

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(2,366,481)	$(1,324,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559,498	448,093
Loss on disposal of property and equipment	37,572	-
Abandoned projects	10,025	12,528
Stock-based compensation	140,980	46,921
Deferred rent	172,153	230,893
Change in fair value of warrant liability	109,126	436,504
Changes in operating assets and liabilities:
Trade receivables	(253,288)	(31,738)
Inventories	(17,229)	(59,292)
Prepaid rent	(85,356)	20,384
Other current assets	15,537	(267,272)
Deposits	(2,865)	16,592
Other assets	12,506	-
Accounts payable and accrued expenses	47,956	(883,616)
Payroll liabilities	270,351	210,367
Sales tax payable	(46,823)	16,800
Gift cards and certificates outstanding	(18,154)	(18,342)

Net cash used in operating activities	(1,414,492)	(1,145,751)

Cash flows from investing activities
Purchases of property and equipment	(1,803,293)	(588,808)
Purchases of intangible assets	(13,803)	(19,901)
Purchases of other assets	(213,063)	(11,200)

Net cash used in investing activities	(2,030,159)	(619,909)

Net cash provided by financing activity, net proceeds from issuance of common stock under equity incentive plan	19	25

Net decrease in cash	(3,444,632)	(1,765,635)

Cash, beginning of year	6,269,737	5,940,982

Cash, end of period	$2,825,105	$4,175,347

Supplemental disclosure of non-cash investing and financing activities

Payables related to capital expenditures	$581,246	$107,395

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp., and Crumbs Holdings LLC and its wholly-owned subsidiaries (CBS and Crumbs Holdings LLC and its wholly-owned subsidiaries are collectively referred to herein as “Crumbs”) as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting,” and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes required for annual financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2013. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012. As used in these notes, the term “Holdings” refers to Crumbs Holdings LLC and, unless the context requires otherwise, its wholly-owned subsidiaries.

Reverse merger

On January 9, 2011, CBS (then known as 57th Street General Acquisition Corp.), 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of CBS (“Merger Sub”), Holdings, a Delaware limited liability company, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger and Julian R. Geiger and, therefore, exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition.

Upon consummation of the Merger, the Members of Holdings received consideration in the form of newly issued securities and approximately $22,086,000 in cash. The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which were exchangeable for 4,541,394 shares of CBS common stock, and 2,201,394 of which have been exchanged to date for shares of CBS common stock (See Note 10)), and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS (each such share entitling its holder the right to cast 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 220,139.4 of which have been surrendered and redeemed by CBS in connection with the above-mentioned exchange of 2,201,394 Class B Units for the 2,201,394 shares of common stock (See Note 10)). CBS also reserved an additional 4,400,000 shares of its common stock for issuance in exchange for up to 4,400,000 Class B Units which may be earned by the Members if certain financial or stock price targets are met (the “Contingency Consideration”) as follows:

•	1,466,666.7 Class B Units in the event the common stock of CBS has a trading price at $15.00 or above for 20 trading days out of 30 consecutive trading days during the calendar year 2011 (“First Stock Target”); and/or

•	1,466,666.7 Class B Units in the event the common stock of CBS has a trading price at $17.50 or above for 20 trading days out of 30 consecutive trading days during either the calendar year 2011 or 2012 (“Second Stock Target”); and/or

•	1,466,666.6 Class B Units in the event the common stock of CBS has a trading price at $20.00 or above for 20 trading days out of 30 consecutive trading days during any of the calendar years 2011, 2012 or 2013 (“Third Stock Target”); and/or

•	to the extent that not all of the foregoing Stock Targets have been achieved, 2,200,000 Class B Units in the event CBS achieves $17,500,000 in Adjusted EBITDA (as described in the Business Combination Agreement) for the twelve months ending December 31, 2013; and/or

•	to the extent that not all of the foregoing Stock Targets have been achieved, 2,200,000 Class B Units in the event CBS achieves $25,000,000 in Adjusted EBITDA for the twelve months ending December 31, 2014; and/or

•	any remaining Contingency Consideration not otherwise achieved hereunder up to the Maximum Contingency Consideration in the event CBS achieves $30,000,000 in Adjusted EBITDA for the twelve months ending December 31, 2015.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies (continued)

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

Restricted certificates of deposit

As of both March 31, 2013 and December 31, 2012, Crumbs had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 7). The letters of credit are required as security deposits for certain of Crumbs’ non-cancellable store operating leases.

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

Tax receivable agreement (continued)

CBS entered into a tax receivable agreement with Holdings that will provide for the payment by CBS to the Members of up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to Crumbs entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the tax receivable agreement as part of the Geiger Employment Agreement (see Note 10). For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of CBS (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.

Warrant liability

Crumbs accounts for CBS’ 5,456,300 outstanding publicly-traded warrants in accordance with the guidance contained in FASB ASC 815-40-15-7D. Pursuant to this guidance, management has determined that the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, Crumbs classifies the warrant instruments as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in Crumbs’ condensed consolidated statements of operations. The fair value of warrants issued by CBS has been estimated using the warrants’ quoted market price.

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

Fair Value - valuation techniques and inputs

Warrant liability: Crumbs determined the fair value of the warrant liability using the quoted market prices for the warrants. On reporting dates where there are no active trades, Crumbs uses the last reported closing sales price of the warrants to determine the fair value (Level 2). There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2013 and 2012.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies (continued)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Recently issued accounting standards

Crumbs does not believe that the adoption of any recently issued accounting standards will have a material impact on its current financial position and results of operations.

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2012 to conform with the 2013 presentation. Such reclassifications have no effect on previously reported net loss.

2.	Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At March 31, 2013 and December 31, 2012, inventories were comprised of the following:

	March 31,	December 31,
	2013	2012
Packaging inventory	$226,672	$214,757
E-Commerce packaging inventory	119,131	136,524
Beverage supply inventory	174,172	169,049
Candy inventory	1,988	5,003
Store supplies and merchandise inventory	54,643	34,044
Total	$576,606	$559,377

Packaging and e-commerce packaging inventories consist of labels, boxes, bags and styrofoam coolers for packaging and shipping baked goods. Beverage supply inventory consists of coffee, tea and flavored syrups, and candy inventory primarily consists of bulk candy sold by weight. Store supplies and merchandise inventory consists of paper goods, decorating materials, other miscellaneous supplies purchased in bulk and consumed in daily operations and logoed hats, tee shirts, bandanas and aprons used primarily as employee uniforms.

3.	Intangible assets

At March 31, 2013, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding costs	$355,959	$(334,318)	$21,641
Website design	280,646	(195,120)	85,526

Total	$636,605	$(529,438)	$107,167

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Intangible assets (continued)

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$215,279

Total	$215,279

At December 31, 2012, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding costs	$403,459	$(336,230)	$67,229
Website design	276,347	(182,177)	94,170

Total	$679,806	$(518,407)	$161,399

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$205,243

Total	$205,243

Amortization expense of approximately $32,000 and $33,000 for the three months ended March 31, 2013 and 2012, respectively, was related to intangible assets. Amortization expense of approximately $13,000 and $3,000 for the three months ended March 31, 2013 and 2012, respectively, was related to capitalized lease costs included in other assets on the condensed consolidated balance sheets.

Estimated amortization expense related to intangible assets for the succeeding five years, including the remainder of 2013, is:

December 31,	Amount
2013	$62,000
2014	22,000
2015	9,000
2016	6,000
2017	6,000

4.	Income taxes

Crumbs files income tax returns in the U.S. federal jurisdiction, and may file income tax returns in various states. Generally, Crumbs is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. Crumbs does not expect that the total amount of unrecognized tax benefits, if any, will materially change over the next nine months.

Crumbs had a net deferred tax asset of approximately $4,773,000 at March 31, 2013 and December 31, 2012, which can be utilized to offset future taxable income through 2026.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Commitments

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

In January 2013, Holdings entered into a consulting agreement with GCD Consultants (“GCD”), whereby GCD was engaged to provide the following services: (i) strategic planning for the placement of retail stores at sites within markets designated by Crumbs; (ii) identification of retail store sites within enclosed shopping centers, life-style centers and street retail districts; (iii) acting as Crumbs’ representative to real estate landlords; (iv) assistance with the negotiation of business terms and conditions for real estate leases; and (v) consultation with Crumbs’ legal counsel in lease negotiations for retail stores (“the Agreement”). The Agreement requires Crumbs to make annual guaranteed payments to GCD in the aggregate amount of $420,000, payable in equal monthly installments through December 31, 2015. Per the terms of the agreement, Crumbs paid $105,000 to GCD during the three months ended March 31, 2013.

6.	Fair value measurements

Crumbs complies with FASB ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about Crumbs’ liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques Crumbs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$491,067

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$381,941

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of March 31, 2013 and December 31, 2012, issued and unused letters of credit totaled $637,425. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Member. Letters of credit amounting to $539,425 were reserved under this line of credit as of March 31, 2013 and December 31, 2012. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at March 31, 2013 and December 31, 2012. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted certificates of deposit,” Note 1).

8.	Net loss per common share

Crumbs complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of CBS common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to CBS common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three months ended March 31, 2013, warrants to purchase 5,456,300 shares of common stock and Class B Units exchangeable for 2,340,000 shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. For the three months ended March 31, 2012, warrants to purchase 5,456,300 shares of common stock and Class B Units exchangeable for 3,900,000 shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. In addition, for the three months ended March 31, 2013 and 2012, 405,000 and 252,500 shares, respectively, of unvested restricted common stock (see Note 9) were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

9.	Restricted stock

CBS maintains an equity incentive plan (the “Plan”) for Crumbs’ directors, officers and employees that provides for the issuance of up to 1,038,295 shares of CBS’ common stock pursuant to awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards. As originally adopted, the Plan reserved 338,295 shares of common stock for issuance pursuant to awards, which CBS registered with the Securities and Exchange Commission (the “SEC”) on January 31, 2012. At the Annual Meeting of Stockholders of CBS in June 2012, the stockholders approved an amendment to the Plan to increase by 700,000 the number of shares of common stock that are available for issuance, which CBS registered with the SEC on November 9, 2012. During the three months ended March 31, 2013 and 2012, CBS granted 136,500 and 196,500 shares of restricted common stock, respectively, to eligible employees and 52,000 and 56,000 shares of restricted common stock, respectively, to members of the Board of Directors. During the three months ended March 31, 2013, 2,500 shares of restricted common stock were forfeited due to the termination of the holders’ service with Crumbs before completion of applicable vesting periods. There were no shares forfeited during the three months ended March 31, 2012. As of March 31, 2013, the total fair market value of the stock awards outstanding was approximately $1,255,500 based on a weighted average grant date fair value of $3.10 per share. The shares are subject to cliff vesting schedules which vary between one and three years.

As of March 31, 2013, 577,295 shares of common stock remained available for future issuance under the Plan. Awards that expire or are canceled generally become available for grant again under the Plan. CBS utilizes newly issued shares of common stock that have been reserved pursuant to the Plan to make restricted stock grants.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Restricted stock (continued)

The following is a summary of restricted stock activity through March 31, 2013:

			Weighted	Average
	Shares	Number of	Average	Remaining
	Available for	Shares	Grant Date	Term
	Grant	Outstanding	Fair Value	(in years)
Balances as of December 31, 2012	763,295	267,000	$3.56	1.85
Authorized	-	-	$-
Granted	(188,500)	188,500	$2.63
Forfeited	2,500	(2,500)	$2.55
Vested		(48,000)	$3.75
Balances as of March 31, 2013	577,295	405,000	$3.10	2.06

Total stock-based compensation expense related to the Plan was approximately $141,000 and $47,000 for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, stock-based compensation expense related to employees under the Plan was approximately $66,000 and $30,000, respectively. For the three months ended March 31, 2013 and 2012, stock-based compensation expense related to members of the Board of Directors was approximately $75,000 and $17,000, respectively. Stock-based compensation expense related to employees is included in staff expenses in the condensed consolidated statements of operations, and stock-based compensation expense related to members of the Board is included in general and administrative expenses in the condensed consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $917,000 as of March 31, 2013 has a weighted average period of approximately two years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in CBS’ total issued and outstanding common shares.

10.	Stockholders’ equity

CBS is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. Upon exchange of the Class B Units in accordance with the Exchange and Support Agreement among the Members, Holdings and CBS that was entered into in connection with the Merger (see “Reverse merger”, Note 1), shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and, concurrently therewith, a proportionate number of shares of Series A Preferred Stock will, subject to the availability of lawful funds therefor, be automatically redeemed for their $0.0001 par value and cancelled at the current ratio of 1:10, at which time they will become authorized but unissued shares of preferred stock. Except in connection with the exchange of the Class B Units, the Series A Preferred Stock is not redeemable.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Stockholders’ equity (continued)

•	50% of the 799,000 Class B Units and of the 79,900 shares of the Series A Preferred Stock would vest as of November 14, 2011 (such securities, the “First Tranche”); and

•	the remaining 50% of the 799,000 Class B Units and of the 79,900 shares of Series A Preferred Stock would vest on November 14, 2012 (such securities, the “Second Tranche”).

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

On October 10, 2012, CBS entered into a Securities Purchase Agreement (the “Stock Purchase Agreement”) with Special Situations Fund III QP, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P. (collectively, the “Special Situations Funds”), Buckingham RAF Partners, L.P., Buckingham RAF Partners II, L.P., Buckingham RAF International Partners Master Fund, LP, Whitney Capital Series Fund LLC – Series LS1, Durban Capital LP, John Mills, P.A.W. Partners, L.P., P.A.W. Small Cap Partners, L.P., Prism Partners I, L.P., Prism Partners III Leveraged, L.P., Prism Partner IV Leveraged Offshore Fund, Arthur J. Samberg, Leonard Potter, Frederick Kraegel, Jeffrey Roseman, Mark Klein, and Julian Geiger (collectively, the “Investors”). Pursuant to the Stock Purchase Agreement, CBS agreed to sell an aggregate 4,456,968 shares of CBS’ common stock to the Investors at a purchase price of $2.21 per share (the “Capital Transaction”).

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Subsequent event

On May 10, 2013, CBS closed (the “First Closing”) on the sale of $7,000,000 in aggregate principal amount of its senior convertible notes (the “Convertible Notes”) in a private placement transaction pursuant to that certain Securities Purchase Agreement, dated as of April 29, 2013, as amended by that certain First Amendment to Securities Purchase Agreement, dated as of May 9, 2013, between CBS and Michael Serruya (the “Note Purchase Agreement”). Subject to the satisfaction of various closing conditions, the Note Purchase Agreement requires Mr. Serruya or his buyer assignees to purchase an additional $3,000,000 in Notes on or before June 9, 2013 (the “Second Closing”). The Note Purchase Agreement contemplates that, subject to the Ownership Limitation (as defined below) and certain other limitations, the Convertible Notes may be converted by their holders into shares of CBS’ common stock at any time at a conversion price of $1.55 per share. The Notes issued in the First Closing have a maturity date of May 10, 2018. Any Notes issued in the Second Closing will have a maturity date that is five years from the date of issuance. Interest on the unpaid principal balance of the Convertible Notes will be payable quarterly in arrears and will accrue at the rate of 6.5% per annum. Provided that CBS has an effective registration statement on file with the SEC covering the resale of the shares that may be issued under the Convertible Notes and subject to other conditions, CBS will have the right to pay interest by issuing a number of shares of common stock determined by dividing the amount of interest to be paid by $1.55. Holdings and each of its subsidiaries agreed to guaranty CBS’ payment obligations under the Convertible Notes. The Convertible Notes prohibit a holder from acquiring, and prohibit CBS from issuing to such holder, any shares of common stock under the holder’s Convertible Note, by way of conversion, the payment of interest in shares or otherwise, any shares of common stock in an amount that would cause that holder to beneficially own more than 9.99% of the then issued and outstanding shares of common stock (the “Ownership Limitation”). There can be no assurance that CBS will consummate the Second Closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the consolidated financial condition and results of operations of Crumbs for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented in this report, as well as the audited consolidated financial statements and related notes included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012.

CBS is a Delaware corporation organized in October 2009 under the name 57th Street General Acquisition Corp. (“57th Street”). 57th Street was organized as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. On January 9, 2011, 57th Street, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Holdings, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011, pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the Merger as a non-wholly owned subsidiary of 57th Street (the “Merger”). Following the Merger, in October 2011, 57th Street changed its name to Crumbs Bake Shop, Inc. to reflect the nature of its business more accurately.

CBS, through its consolidated subsidiary, Holdings, a Delaware limited liability company, engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods under the trade name “Crumbs Bake Shop” as well as hot and cold beverages under the “We Proudly Serve” Starbucks coffee program. Cupcake sales have historically comprised the majority of Crumbs’ business. Crumbs believes its baked goods appeal to a wide demographic of customers who span a broad range of socio-economic classes. Crumbs operates in commercial and residential sections of urban and suburban markets. Recently, Crumbs has expanded into key super-regional shopping malls in the New Hampshire to Virginia corridor and in Chicago, Illinois.

As of March 31, 2013, there were 66 Crumbs Bake Shop stores operating in 12 states and Washington, D.C., including 21 stores in Manhattan, New York. Of the total stores, 16 have been opened since March 31, 2012. Crumbs’ sales are substantially conducted through its retail stores. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business, catering services and e-commerce division at http://www.crumbs.com which ships cupcakes nationwide.

Recent Initiatives and Developments

In an effort to maximize overall profitability and stockholder value, management continuously evaluates store performance and the effectiveness of Crumbs’ growth strategies. When necessary, management seeks to formulate and implement changes that it believes will correct any weaknesses in store operations that could be causing, or cause in the future, declining sales results. In addition, management may revise, scale back or accelerate Crumbs’ growth strategies to reflect market conditions, operating performance and cash available for growth. Operating performance at a number of Crumbs’ stores has declined during the last two years. As a result, management identified and instituted six key initiatives in 2012 which it believes will improve the overall financial performance of Crumbs, bolster the image of the Crumbs brand, and position Crumbs to grow in a more predictable and profitable manner. These initiatives contemplate special attention being paid to corporate structure, supply chain management, identification of real estate opportunities relating to existing and new stores, the frequent introduction of new cupcakes, and a significant improvement in customer interaction. Crumbs’ real estate initiative will be a significant component of management’s strategy, and management believes that the success of its real estate initiative is dependent, in part, on a shift in strategy from opening street stores to opening mall-based stores and the closure of underperforming stores for which management believes the performance outlook is unfavorable. In an effort to maximize the benefits that management believes can be achieved from these initiatives, management decided to accelerate, beginning in the third quarter of 2013, the timing of new store openings.

On May 10, 2013, in order to continue to fund its growth, CBS closed (the “First Closing”) on the sale of $7.0 million in aggregate principal amount of its senior convertible notes (the “Convertible Notes”) in a private placement transaction pursuant to that certain Securities Purchase Agreement, dated as of April 29, 2013, as amended by that certain First Amendment to Securities Purchase Agreement, dated as of May 9, 2013, between CBS and Michael Serruya (the “Note Purchase Agreement”). Subject to the satisfaction of various closing conditions, the Note Purchase Agreement requires Mr. Serruya or his buyer assignees to purchase an additional $3.0 million in Notes on or before June 9, 2013 (the “Second Closing”). The Note Purchase Agreement contemplates that, subject to the Ownership Limitation (as defined below) and certain other limitations, the Convertible Notes may be converted by their holders into shares of CBS’ common stock at any time at a conversion price of $1.55 per share. The Notes issued in the First Closing have a maturity date of May 10, 2018. Any Notes issued in the Second Closing will have a maturity date that is five years from the date of issuance. Interest on the unpaid principal balance of the Convertible Notes will be payable quarterly in arrears and will accrue at the rate of 6.5% per annum. Provided that CBS has an effective registration statement on file with the Securities and Exchange Commission covering the resale of the shares that may be issued under the Convertible Notes and subject to other conditions, CBS will have the right to pay interest by issuing a number of shares of common stock determined by dividing the amount of interest to be paid by $1.55. Holdings and each of its subsidiaries agreed to guaranty CBS’ payment obligations under the Convertible Notes. The Convertible Notes prohibit a holder from acquiring, and prohibit CBS from issuing to such holder, any shares of common stock under the holder’s Convertible Note, by way of conversion, the payment of interest in shares or otherwise, any shares of common stock in an amount that would cause that holder to beneficially own more than 9.99% of the then issued and outstanding shares of common stock (the “Ownership Limitation”). There can be no assurance that CBS will consummate the Second Closing.

Results of Operations and Known Trends

Crumbs’ results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Loss

For the three months ended March 31, 2013, Crumbs recorded a net loss attributable to common stockholders of $(2.0) million, or basic and diluted net loss per common share of $(0.17), compared to net loss attributable to common stockholders of $(0.8) million, or basic and diluted net loss per common share of $(0.14), for the three months ended March 31, 2012.

Net Sales

On January 1, 2013, there were 37 stores in the same store sales base, with nine additional stores entering the base during the three months ended March 31, 2013. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales for the three months ended March 31, 2013 were $12.1 million, an increase of 7.1% over the $11.3 million recorded for the same period in 2012. The increase was primarily attributable to $2.4 million in sales from 28 new stores opened between October 7, 2011 and March 31, 2013, offset by a $1.8 million decrease in same store sales for 45 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The decrease in same store sales was predominantly due to negative effects of locating new stores in close proximity to existing stores, resulting in a reduction in sales in same stores previously opened. Management believes that more consistent introduction of new cupcakes, improvements in the quality of store personnel and a centralized automated ordering system (on which it is currently working) will lead to improvements in same store sales.

Stores that are too close together may attract customers within a common trading area, and, as a result, a new store that is not appropriately located may have the effect of decreasing same store sales at a pre-existing store. Although management attempts to position new stores so that their impact on existing stores will be minimized, is it impossible to predict customers’ shopping patterns. As such, management’s decisions in this regard are based on various assumptions and judgments that may prove to be inaccurate and/or may be impacted by the materialization of known or unknown risks and uncertainties.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business for the three months ended March 31, 2013 were $0.4 million, a decrease of 11.7% when compared to the $0.5 million for the same period in 2012.

During the three months ended March 31, 2013, cupcakes represented 77.4% of net sales compared to 78.1% for the same period in 2012. Sales of candy and other baked goods (i.e., cakes, cookies, brownies, muffins and assorted pastries) for the three months ended March 31, 2013 represented 9.3% of net sales compared to 10.9% for the same period in 2012. The stores also sell beverages, including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. During the three months ended March 31, 2013, beverages represented 10.2% of Crumbs’ net sales compared to 9.9% for the same period in 2012.

Crumbs received and recorded $0.1 million in insurance recoveries during the three months ended March 31, 2013 related to a business interruption insurance claim for the lost sales resulting from Hurricane Sandy in October and November 2012. The insurance recoveries were recorded in the operating revenue and expense components to which the losses related and were comprised of $0.2 million in net sales, offset by $0.1 million in cost of sales and other operating expenses.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of March 31, 2013, Crumbs had a relationship with one commercial bakery in each of New York, Los Angeles, Baltimore, Chicago and Boston. Beverage materials and packaging are purchased from both national and local suppliers. The e-commerce division utilizes a third party in Chicago for both shipping and handling.

Cost of sales for the three months ended March 31, 2013 were $5.4 million, an increase of 12.5% over $4.8 million for the same period in 2012. The increase was primarily attributable to 28 new store openings from October 7, 2011 through March 31, 2013, offset by decreases in same store costs. Cost of sales, as a percentage of net sales, was 44.3% for the three months ended March 31, 2013 compared to 42.2% for the same period in 2012. The increase was attributable to a variety of factors, including transitioning our private label coffee business to the “We Proudly Serve” Starbucks program, increases in the cost of baked goods (both through increased levels of discarded product and cost increases from bakers) and increased customer sales discounts from promotional products. Management has instituted programs to reduce the levels of discarded baked goods and coffee.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, promotional displays, advertising, kosher certification, creative production and product promotional giveaways.

Selling expenses for the three months ended March 31, 2013 were $0.6 million, an increase of 97.5% compared to $0.3 million for the same period in 2012. The increases were due to the addition of a radio advertising campaign, holiday promotional displays, increases in public relations expenses and increases in merchant account fees from new stores. Selling expenses, as a percentage of net sales, were 4.7% for the three months ended March 31, 2013 compared to 2.6% for the same period in 2012.

Staff expenses include salaries and wages for both store employees and corporate positions, stock compensation expense, employment taxes, medical insurance and workers compensation insurance.

Staff expenses for the three months ended March 31, 2013 were $3.8 million, an increase of 12.9% when compared to the $3.4 million recorded for the same period in 2012. Staff expenses, as a percentage of net sales, were 31.7% for the three months ended March 31, 2013 compared to 30.1% for the same period in 2012. The increase was primarily attributable to the addition of corporate staff and staff for new stores, offset by a $0.4 million decrease in store staff expenses in existing stores. Staff expenses were reduced in an effort to keep labor percentages in line with decreasing store sales. Crumbs added 18 corporate staff positions during the 15 months ended March 31, 2013, which increased staff expenses by approximately $0.4 million during the three months ended March 31, 2013. The increase was offset by a $0.3 decrease in staff expenses during the three months ended March 31, 2013 from 11 corporate staff positions eliminated during the 15 months ended March 31, 2013. In addition, Crumbs opened 16 new stores during the 12 months ended March 31, 2013 and staffed the stores with approximately 195 new store staff positions, which increased staff expenses by approximately $0.6 million during the three months ended March 31, 2013.

Staff expenses of $2.6 million were attributable to store staff for the three months ended March 31, 2013, an increase of 8.3%, compared to $2.4 million for the same period in 2012. Store staff expenses as a percentage of store net sales for the three months ended March 31, 2013 were 22.7% compared to 22.2% for the same period in 2012.

Occupancy expenses are primarily attributable to Crumbs’ stores and corporate office leases. Generally, these leases have initial terms of between 10 and 15 years, and many contain renewal options. Most leases contain rent escalation clauses and some contain contingent rent provisions, tenant improvement allowances and rent holidays. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases. This treatment results in a non-cash expense in the early years of a lease that reverses in the later years of the lease. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance and marketing funds, are also included in occupancy expenses, as well as expenses related to utilities, cleaning, licenses, maintenance, property and liability insurance associated with the leased locations. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses.

Occupancy expenses for the three months ended March 31, 2013 were $2.9 million, an increase of 21.7% when compared to the $2.4 million recorded for the same period in 2012. Occupancy expenses, as a percentage of net sales, were 23.8% for the three months ended March 31, 2013 compared to 21.0% for the same period in 2012. Occupancy expense increases were primarily related to lease expenses of $0.4 million associated with the opening of 16 stores since March 31, 2012.

In 2012, as part of its real estate initiatives, management began to identify store closure opportunities in respect of underperforming stores for which management believes the performance outlook is unfavorable. In February 2013, one of Crumbs’ stores in Chicago exited its lease by entering into a lease termination agreement with its landlord. In connection with that lease termination, Crumbs incurred a termination fee of $0.02 million. In addition to the termination fee, deferred rent and lease incentive adjustments of $(0.08) million were recorded against occupancy expenses during the three months ended March 31, 2013.

General and administrative expenses primarily include corporate expenses, such as public company operating expenses, director stock compensation, office supplies, travel, professional fees, franchise and property taxes and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses for the three months ended March 31, 2013 were $1.0 million, an increase of 23.0% when compared to the $0.8 million recorded for the same period in 2012. General and administrative expenses, as a percentage of net sales, were 8.1% for the three months ended March 31, 2013 compared to 7.0% for the same period in 2012. The increase was primarily attributable to director stock compensation costs, franchise taxes, increases in bank service charges from new stores and store and office supplies, offset by a reduction in outside consulting and other professional fees.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to the store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses for both of the three-month periods ended March 31, 2013 and 2012 were $0.1 million. New store expenses, as a percentage of net sales, were 1.0% for both of the three-month periods ended March 31, 2013 and 2012.

Depreciation and amortization expenses for the three months ended March 31, 2013 were $0.6 million, an increase of 24.9% when compared to the $0.4 recorded for the same period in 2012. Depreciation and amortization expenses, as a percentage of net sales, were 4.6% for the three months ended March 31, 2013 compared to 4.0% for the same period in 2012. Depreciation and amortization expenses increased primarily as a result of new stores opened during the 12 months ended March 31, 2013, including related lease review and negotiation fees.

Other Income (Expense)

For the three months ended March 31, 2013, Crumbs recorded a 75% decrease in the fair value of its warrant liability, related to CBS’ outstanding publicly traded warrants, from $0.4 million for the first quarter of 2012 to $0.1 million for the first quarter of 2013. See Notes 1 and 6 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information about the warrant liability.

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

Liquidity and Capital Resources

In October 2012, CBS contributed approximately $9.3 million in cash to Holdings that CBS raised through the sale of shares of its common stock to accredited investors in a private placement transaction. See Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information about this stock sale. In addition to this cash contribution and the cash that Holdings received from CBS as part of the Merger, Holdings’ primary source of liquidity has been, and is, cash from sales of cupcakes and other baked goods and beverages. Holdings’ primary uses of cash are cost of sales, operating expenses and capital expenditures, including expenditures associated with the construction and opening of new stores. As of March 31, 2013, Crumbs had approximately $1.4 million in cash and other current assets, net of current liabilities, which could be used to fund store growth and working capital needs, compared to $5.3 million at December 31, 2012. Our growth strategy is aggressive, and management believes that our current level of cash and other current assets may not be sufficient to fully implement our growth strategy unless we significantly increase our revenues in future periods and/or raise additional capital. On April 29, 2013, CBS entered into the Note Purchase Agreement described above under the heading “Recent Initiatives and Developments” for the purpose of raising capital that can be contributed to Holdings to fund future growth and general working capital needs. On May 10, 2013, CBS sold $7.0 million in aggregate principal amount of its Convertible Notes.  Of the amount raised in the First Closing, CBS expects to contribute approximately $6.4 million to Holdings.  Subject to the satisfaction of various closing conditions, the Note Purchase Agreement contemplates the sale of an additional $3.0 million in aggregate principal amount of Convertible Notes in the Second Closing to occur on or before June 9, 2013.  If we are unable to significantly increase our revenues in future periods and/or if CBS is unable to consummate the Second Closing, then we would likely need to scale back implementation of our growth strategy until such time as our revenues increased or we are able to raise a significant amount of new capital.

Cash Flows

Crumbs’ net cash used in operating activities during the three months ended March 31, 2013 was $1.4 million compared to $1.1 million during the same period in 2012. The increase in operating cash outflows was primarily attributable to an increase in operating expenses in excess of the increase in gross margins for the period. This increase in cash outflows was largely offset by an increase in accounts payable relative to the three months ended March 31, 2012, during which there was a $0.9 million decrease in accounts payable and accrued expenses.

Net cash used in investing activities during the three months ended March 31, 2013 was $2.0 million compared to $0.6 million during the same period in 2012. Investing cash outflows during the three months ended March 31, 2013 consisted primarily of costs related to eight new stores and construction in progress related to 13 stores. For the three months ended March 31, 2012, investing cash outflows consisted primarily of costs related to three new stores.

Off-Balance Sheet Arrangements

Crumbs has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Crumbs’ critical accounting policies are identified and described in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that there have been no material changes in our critical accounting policies since they were last disclosed.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2013 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2013, there was no change in CBS’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS

The risks and uncertainties to which Crumbs’ financial condition and results of operations are subject are discussed in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012. Management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

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

CRUMBS BAKE SHOP, INC.

Date: May 15, 2013	By:	/s/ Julian R. Geiger
Julian R. Geiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ John D. Ireland
John D. Ireland
Senior Vice President-Finance, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Crumbs Bake Shop, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to CBS’ Current Report on Form 8-K, filed on March 5, 2013)

10.2	Crumbs Bake Shop, Inc. Amended and Restated Employee Pay-For-Performance Bonus Plan (incorporated by reference to Exhibit 99.2 to CBS’ Current Report on Form 8-K, filed on March 5, 2013)

10.3

Consulting agreement, effective as of January 1, 2013, between Crumbs Holdings LLC and GCD consultants LLC (incorporated by reference to Exhibit 10.1 to CBS’ Current Report on Form 8-K, filed on March 8, 2013)

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

