Form 10-Q
period 2013-06-30
Crumbs Bake Shop, Inc.
filed 2013-08-14
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013 the registrant had 12,038,153 shares of Common Stock outstanding.

Crumbs Bake Shop, Inc.

PART I – FINANCIAL INFORMATION

As used in this report, (i) the term “CBS” refers to Crumbs Bake Shop, Inc., (ii) the term “Holdings” refers to Crumbs Holdings LLC, and (iii) the terms “Crumbs”, “the Company”, “we”, “us” and “our” refer collectively to CBS, Holdings and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Quarterly Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only the Company’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, then actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Quarterly Report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to achieve and manage the growth of the Crumbs Bake Shop brand and operations, including expansion into new and within existing markets;
•	that any projections, including earnings, revenue, expenses, synergies, margins or any other financial items are not realized;
•	the Company’s ability to maintain relationships with customers, employees, suppliers and lessors;
•	the Company’s loss of key personnel;
•	the Company’s ability to successfully implement new strategies, including, without limitation, real estate exit strategies;
•	the effects of geographic concentration and regional factors impacting local economies;
•	the competition for real estate and the Company’s ability to negotiate, renew and/or strategically exit leases;
•	a reduction in profit margins;
•	the effects of disruptions in the Company’s supply chain;
•	the effects of changing interpretations of generally accepted accounting principles;
•	the effects of future legislation and regulatory environments;
•	the Company’s ability to continue to meet the NASDAQ Capital Market continuing listing standards;
•	the market for and volatility of the market prices of CBS’ securities;
•	general economic conditions;
•	the Company’s ability to continue to comply with government regulations;
•	the effects of weather, acts of God, and other conditions beyond the Company’s control on its business and operations; and
•	the Company’s exposure to operating hazards.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of CBS’ Annual Report on Form 10-K for the year ended December 31, 2012, which address additional factors that could cause its actual results to differ materially from historical results and/or those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current assets
Cash	$6,572,760	$6,269,737
Trade receivables	657,520	259,269
Inventories	569,655	559,377
Prepaid rent	723,790	599,649
Other current assets	663,122	409,921
Total current assets	9,186,847	8,097,953

Property and equipment, net	17,090,057	13,209,265
Other assets
Deferred tax asset	4,773,500	4,773,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	298,359	366,642
Capitalized lease costs	817,908	439,541
Deposits	282,224	289,078
Debt issuance costs	908,815	-
Other	18,785	37,547
Total other assets	7,772,591	6,579,308
	$34,049,495	$27,886,526
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,774,669	$2,079,310
Payroll liabilities	337,346	356,947
Sales tax payable	251,269	110,282
Gift cards and certificates outstanding	220,824	234,071
Total current liabilities	3,584,108	2,780,610

Long-term liabilities
Deferred rent	4,374,069	3,791,159
Payable to related parties pursuant to tax receivable agreement	2,386,750	2,386,750
Warrant liability	491,067	381,941
Convertible notes payable	10,000,000	-
Total liabilities	20,835,994	9,340,460

Commitments and contingencies

Shareholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; 234,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	23	23
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,632,437 shares issued, 12,037,853 outstanding at June 30, 2013 and 13,392,437 shares issued, 11,797,853 outstanding at December 31, 2012	1,363	1,339
Additional paid-in capital	39,439,993	39,117,260
Accumulated deficit	(14,502,383)	(9,776,109)
Treasury stock, at cost	(15,913,948)	(15,913,948)
Total Crumbs Bake Shop, Inc. stockholders' equity	9,025,048	13,428,565
Non-controlling interest	4,188,453	5,117,501
Total stockholders' equity	13,213,501	18,546,066
	$34,049,495	$27,886,526

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$12,350,065	$11,080,954	$24,429,848	$22,358,048

Cost of sales	5,651,306	4,775,068	11,008,061	9,537,550

Gross profit	6,698,759	6,305,886	13,421,787	12,820,498

Operating expenses
Selling expenses	541,806	397,065	1,113,114	686,330
Staff expenses	4,060,107	3,349,667	7,891,887	6,744,840
Occupancy expenses	3,301,674	2,426,853	6,177,406	4,792,391
General and administrative	1,048,882	838,294	2,022,053	1,629,763
New store expenses	271,121	72,092	390,677	180,991
Depreciation and amortization	630,989	466,920	1,190,488	915,013
Loss on disposal of property and equipment	58,394	13,841	99,750	13,841

	9,912,973	7,564,732	18,885,375	14,963,169

Loss from operations	(3,214,214)	(1,258,846)	(5,463,588)	(2,142,671)

Other income (expense)
Interest expense	(74,768)	-	(74,768)	-
Interest and other income	5,021	9,589	7,066	17,873
Abandoned lease projects	(4,881)	(32,021)	(14,906)	(44,549)
Change in fair value of warrant liability	-	545,630	(109,126)	109,126

	(74,628)	523,198	(191,734)	82,450

Net loss attributable to the controlling and non-controlling interests	(3,288,842)	(735,648)	(5,655,322)	(2,060,221)

Less: Net loss attributable to non-controlling interests	537,397	296,466	929,048	838,474

Net loss attributable to stockholders	$(2,751,445)	$(439,182)	$(4,726,274)	$(1,221,747)

Net loss per common share, basic and diluted	$(0.23)	$(0.08)	$(0.41)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	11,719,062	5,505,885	11,568,952	5,505,855

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended June 30,	2013	2012

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(5,655,322)	$(2,060,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,190,488	915,013
Loss on disposal of assets	99,750	13,841
Abandoned lease projects	14,906	44,549
Stock-based compensation	322,733	162,772
Deferred rent	582,910	395,656
Change in fair value of warrant	109,126	(109,126)
Changes in operating assets and liabilities:
Trade receivables	(398,251)	87,026
Inventories	(10,278)	(61,944)
Prepaid rent	(124,141)	96,744
Other current assets	(253,201)	(282,923)
Deposits	6,854	26,471
Other assets	18,762	-
Accounts payable and accrued expenses	141,033	(999,451)
Payroll liabilities	(19,601)	(38,857)
Sales tax payable	140,987	97,009
Gift cards and certificates outstanding	(13,247)	(13,602)

Net cash used in operating activities	(3,846,492)	(1,727,043)

Cash flows from investing activities
Purchases of property and equipment	(4,501,871)	(1,019,185)
Purchases of intangible assets	(19,399)	(37,751)
Purchases of other assets	(412,787)	(36,200)

Net cash used in investing activities	(4,934,057)	(1,093,136)

Cash flows from financing activities
Proceeds from notes payable	10,000,000	-
Debt issuance costs	(916,452)	-
Proceeds from issuance of common stock under equity incentive plan	24	27

Net cash provided by financing activities	9,083,572	27

Net increase (decrease) in cash	303,023	(2,820,152)

Cash, beginning of year	6,269,737	5,940,982

Cash, end of period	$6,572,760	$3,120,830

Supplemental disclosure of non-cash financing activities

Payables related to capital expenditures	$554,327	$106,874

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp., and Crumbs Holdings LLC and its wholly-owned subsidiaries (CBS and Crumbs Holdings LLC and its wholly-owned subsidiaries are collectively referred to herein as “Crumbs”) as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting,” and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes required for annual financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2013. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012. As used in these notes, the term “Holdings” refers to Crumbs Holdings LLC and, unless the context requires otherwise, its wholly-owned subsidiaries.

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

Reverse merger (continued)

In the event a stock target is not met, Members may still be entitled to the Contingency Consideration from the stock target should subsequent stock targets be achieved prior to the expiration of the Third Stock Target.

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

Nature of business

Crumbs engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods as well as hot and cold beverages. Crumbs offers these products through its stores, e-commerce division, catering services and wholesale distribution business. Crumbs offers gourmet sandwiches and salads in select locations in New York.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of CBS and Holdings. Intercompany transactions and balances have been eliminated in consolidation.

Restricted certificates of deposit

As of both June 30, 2013 and December 31, 2012, Crumbs had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 8). The letters of credit are required as security deposits for certain of Crumbs’ non-cancellable store operating leases.

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

Warrant liability

Crumbs accounts for CBS’ 5,456,300 outstanding publicly-traded warrants in accordance with the guidance contained in FASB ASC 815-40-15-7D. Pursuant to this guidance, management has determined that the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, Crumbs classifies the warrant instruments as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in Crumbs’ condensed consolidated statements of operations. The fair value of warrants issued by CBS has been estimated using the warrants’ quoted market price.

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

Fair Value - valuation techniques and inputs

Warrant liability: Crumbs determined the fair value of the warrant liability using the quoted market prices for the warrants. On reporting dates where there are no active trades, Crumbs uses the last reported closing sales price of the warrants to determine the fair value (Level 2). There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2013 and for the year ended December 31, 2012.

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

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At June 30, 2013 and December 31, 2012, inventories were comprised of the following:

	June 30, 2013	December 31, 2012
Packaging inventory	$260,188	$214,757
E-Commerce packaging inventory	117,620	136,524
Beverage supply inventory	159,534	169,049
Candy inventory	-	5,003
Store supplies and merchandise inventory	32,313	34,044
Total	$569,655	$559,377

Packaging and e-commerce packaging inventories consist of labels, boxes, bags and styrofoam coolers for packaging and shipping baked goods. Beverage supply inventory consists of coffee, tea, flavored syrups and bottled soft drinks, and candy inventory primarily consists of bulk candy sold by weight. Store supplies and merchandise inventory consists of paper goods, packaging, decorating materials, other miscellaneous supplies purchased in bulk and consumed in daily operations and logoed hats, tee shirts, bandanas and aprons used primarily as employee uniforms.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Intangible assets

At June 30, 2013, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$355,959	$(352,116)	$3,843
Website Design	283,646	(208,395)	75,251

	$639,605	$(560,511)	$79,094

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$219,265

At December 31, 2012, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding costs	$403,459	$(336,230)	$67,229
Website design	276,347	(182,177)	94,170

Total	$679,806	$(518,407)	$161,399

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$205,243

Amortization expense of approximately $36,000 and $52,000 for the three months and six months ended June 30, 2013, respectively, was related to intangible assets. Amortization expense of approximately $33,000 and $66,000, respectively for the three and six months ended June 30, 2012, respectively, was related to intangible assets.

Estimated amortization expense related to intangible assets for the succeeding five years, including the remainder of 2013, is:

December 31,	Amount
2013	$30,000
2014	23,000
2015	10,000
2016	7,000
2017	7,000

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt arrangements

On May 10, 2013 and June 11, 2013, CBS completed the issuance of $7,000,000 and $3,000,000, respectively, in aggregate principal amount of its senior convertible notes (the “Convertible Notes”) due May 10, 2018 and June 11, 2018, respectively (individually and collectively, the “Maturity Date”) in a private offering to certain accredited investors.

The Convertible Notes bear interest at an annual rate of 6.5% (18.0% per annum if there is an event of default under the Convertible Notes) payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Interest expense related to the Convertibles Notes for the three and six months ended June 30, 2013 was approximately $75,000.

On the Maturity Date or earlier acceleration as described below, the Convertible Notes will be convertible into shares of CBS common stock based on a conversion price of $1.55 per share (the “Conversion Price”). CBS may determine to convert accrued interest into CBS common stock by issuing that number of shares of common stock equal to the amount of interest to be paid divided by the Conversion Price, provided that there has been no failure of any of the conditions to such conversion set forth in the Notes (an “Equity Conditions Failure”) on any day during the period commencing 20 trading days immediately prior to such date of determination unless waived by a Note holder. Otherwise the Company will be required to make interest payments in cash.

Fractional shares that would otherwise be issuable upon the conversion of a Note or the payment of interest in shares will be rounded up to the next whole share in the case of a conversion and rounded to the nearest whole share in the case of an interest payment in shares.

All of the conversion rights discussed above are subject to ownership limitations set forth in the Notes, which prohibit any holder from receiving shares under the Notes, by way of conversion, the payment of interest in shares or otherwise, in an amount that would cause that holder to beneficially own more than 9.99% of the outstanding shares of common stock after giving effect to the issuance (the “Ownership Limitation”).

Prepayment and acceleration of maturity

At any time after the first anniversary of the date on which a Note was issued and provided that no Equity Conditions Failure exists, but no more often than once during any 30-day period, the Company may prepay the unpaid principal balance and accrued interest and late charges (collectively, the “Conversion Amount”) then remaining under the Note, in whole or in part, subject to a 25% prepayment premium. If, however, the amount that the Company elects to prepay exceeds the amount that the holder could convert after taking into account the Ownership Limitation, then the amount of the prepayment will be limited to such lesser amount. The Company’s election to prepay a Note will be cancelled if, unless waived by a holder, an Equity Conditions Failure occurs at any time prior to the date set for prepayment.

The Notes permit their holders to accelerate the Company’s repayment obligations if there is a change in control (as defined in the Notes) of the Company at any time before the maturity dates of the Notes. If a change in control occurs on or before the third anniversary of a Note’s issuance date, the Company would be obligated to pay a cash premium on the unpaid principal balance to the holder of that Note equal to 15.0% if the change in control occurs on or before the first anniversary of the issuance date, 10.0% if the change in control occurs between the first and second anniversaries of the issuance date, and 5.0% if the change in control occurs between the second and third anniversaries of the issuance date.

Each Note contains events of default that are customary for this type of instrument. Upon an event of default and regardless of whether such event of default has been cured, the holder will have the right to accelerate all or a portion of the outstanding balance due under its Note and will also be entitled to exercise those rights available to an unsecured creditor of the Company.

Mandatory Conversion

The Company has the right to require the holder of a Note to convert the Conversion Amount remaining under the Note if, at any time after the first anniversary of the issuance date, (i) the dollar volume-weighted average price for the common stock on the principal market on which the common stock is then listed or traded exceeds 200% of the Conversion Price for 30 consecutive trading days, and (ii) no equity conditions failure then exists, although the Company is entitled to effect only one mandatory conversion during any 20 consecutive trading days. Shares delivered in connection with a mandatory conversion must be accompanied by a payment in cash equal to the amount of any accrued and unpaid interest with respect to the amount being converted, plus all accrued and unpaid late charges with respect to such amount.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt arrangements (continued)

Debt Issuance Costs

Debt issuance costs assocated with this arrangement amounted to $916,452. These costs are being amortized rateably over the period ending with the maturity of the Notes issued in the second closing. Amortization expense for the three and six month period ended June 30, 2013 was approximately $8,000.

5.	Income taxes

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

Crumbs had a net deferred tax asset of approximately $4,773,000 at June 30, 2013 and December 31, 2012, which can be utilized to offset future taxable income through 2031.

6.	Commitments

In July 2012, CBS entered into an agreement with Starbucks Corporation (“Starbucks”) to bring the full complement of Starbucks® brewed coffees, teas and espresso-based drinks to all of Crumbs’ retail stores, except the Newark Liberty International Airport location (the “Starbucks Agreement”).  CBS agreed to purchase Starbucks coffee, Fontana sauces and syrups, and Tazo teas and paper products directly from Starbucks to satisfy all of its brewed coffee and espresso beverage requirements in its retail stores. Under the Starbucks Agreement, CBS has agreed to purchase a minimum amount of coffee products from Starbucks through August 2015.  Although CBS has met the agreed purchase amounts since entering into the Starbucks Agreement (estimated at approximately $15,000 of product per week or $780,000 per year), failure to meet the minimum purchase agreements could result in termination of the Starbucks Agreement or adjustment to the coffee costs listed in the Starbucks Agreement.

In January 2013, Holdings entered into a consulting agreement with GCD Consultants (“GCD”), whereby GCD was engaged to provide the following services: (i) strategic planning for the placement of retail stores at sites within markets designated by Crumbs; (ii) identification of retail store sites within enclosed shopping centers, life-style centers and street retail districts; (iii) acting as Crumbs’ representative to real estate landlords; (iv) assistance with the negotiation of business terms and conditions for real estate leases; and (v) consultation with Crumbs’ legal counsel in lease negotiations for retail stores (the “Agreement”). The Agreement requires Crumbs to make annual guaranteed payments to GCD in the aggregate amount of $420,000, payable in equal monthly installments through December 31, 2015. Per the terms of the agreement, Crumbs paid $105,000 to GCD during the three months ended June 30, 2013 and $210,000 fo the six months ended June 30, 2013. The agreement also requires additional payments when the number of retail stores exceeds a miminum level. Under this provision of the agreement CBS paid $30,000 during the three months ended June 30, 2013. Based on the number of retail stores committed to in 2013 an additional payment of $120,000 will be paid in 2014.

7.	Fair value measurements

Crumbs complies with FASB ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about Crumbs’ liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques Crumbs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Fair value measurements (continued)

Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$491,067

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$381,941

8.	Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of June 30, 2013 and December 31, 2012, issued and unused letters of credit totaled $591,825 and $637,425, respectively. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Member. Letters of credit amounting to $493,825 and $539,425 were reserved under this line of credit as of June 30, 2013 and December 31, 2012, respectively. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at June 30, 2013 and December 31, 2012. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted certificates of deposit,” Note 1).

9.	Net loss per common share

Crumbs complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of CBS common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to CBS common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three and six months ended June 30, 2013, warrants to purchase 5,456,300 shares of common stock and Class B Units exchangeable for 2,340,000 shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. For the three and six months ended June 30, 2012, warrants to purchase 5,456,300 shares of common stock and Class B Units exchangeable for 3,900,000 shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. In addition, for the three and six months ended June 30, 2013 and 2012, 407,000 and 271,500 shares, respectively, of unvested restricted common stock (see Note 10) were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

10.	Restricted stock

CBS maintains an equity incentive plan (the “Plan”) for Crumbs’ directors, officers and employees that provides for the issuance of up to 1,038,295 shares of CBS’ common stock pursuant to awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards. As originally adopted, the Plan reserved 338,295 shares of common stock for issuance pursuant to awards, which CBS registered with the Securities and Exchange Commission (the “SEC”) on January 31, 2012. At the Annual Meeting of Stockholders of CBS in June 2012, the stockholders approved an amendment to the Plan to increase by 700,000 the number of shares of common stock that are available for issuance, which CBS registered with the SEC on November 9, 2012. During the three and six months ended June 30, 2013, CBS granted 4,000 and 140,500 shares of restricted common stock, respectively, to eligible employees and 56,000 and 108,000 shares of restricted common stock, respectively, to members of the Board of Directors. In the three and six months ended June 30, 2013, there were 6,000 and 8,500 shares of restricted common stock, respectively, forfeited due to the termination of the holders’ service with Crumbs before completion of applicable vesting periods. As of June 30, 2013, the total fair market value of the stock awards outstanding was approximately $1,493,000 based on a weighted average grant date fair value of $3.67 per share. The shares are subject to cliff vesting schedules which vary between one and three years.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Restricted stock (continued)

As of June 30, 2013, there were 523,295 shares of common stock that remained available for future issuance under the Plan. Awards that expire or are canceled generally become available for grant again under the Plan. CBS utilizes newly issued shares of common stock that have been reserved pursuant to the Plan to make restricted stock grants.

The following is a summary of restricted stock activity through June 30, 2013:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Average Remaining Term (in years)
Balances as of December 31, 2012	763,295	267,000	$3.56	1.85
Authorized	-	-	$-
Granted	(248,500)	248,500	$1.76
Forfeited	8,500	(8,500)	$2.94
Vested		(100,000)	$3.14
Balances as of June 30, 2013	523,295	407,000	3.67	2

Total stock-based compensation expense related to the Plan was approximately $182,000 and $323,000 for the three and six months ended June 30, 2013, respectively, and approximately $116,000 and $163,000 for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013 stock-based compensation expense related to employees under the Plan was approximately $89,000 and $155,000, respectively and approximately $63,500 and $93,000 for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013 stock-based compensation expense related to members of the Board of Directors was approximately $93,000 and $168,000, respectively. Stock-based compensation expense related to employees is included in staff expenses in the condensed consolidated statements of operations, and stock-based compensation expense related to members of the Board is included in general and administrative expenses in the condensed consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $791,000 as of June 30, 2013 had a weighted average period of approximately two years over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Restricted stock grants are included in CBS’ total issued and outstanding common shares.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ equity (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis includes a review of significant factors that affected the consolidated financial condition and results of operations of Crumbs for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of June 30, 2013, there were 75 Crumbs Bake Shop stores operating in 12 states and Washington, D.C., including 21 stores in Manhattan, New York. As of the date of this filing, the Company operates 78 stores. Of the total number of stores operating June 30, 2013, 26 had been opened since June 30, 2012. Crumbs’ sales are substantially conducted through its retail stores. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business, catering services and e-commerce division at http://www.crumbs.com which ships cupcakes nationwide.

Recent Initiatives and Developments

In an effort to maximize overall profitability and stockholder value, management continuously evaluates store performance and the effectiveness of Crumbs’ growth strategies. When necessary, management seeks to formulate and implement changes that it believes will correct any weaknesses in store operations that could be causing, or cause in the future, declining sales results. In addition, management may revise, scale back or accelerate Crumbs’ growth strategies to reflect market conditions, operating performance and cash available for growth. Operating performance at a number of Crumbs’ stores has declined during the last two years. As a result, management identified and instituted a variety of key initiatives beginning in 2012 which it believes will improve the overall financial performance of Crumbs, bolster the image of the Crumbs brand, and position Crumbs to grow in a more predictable and profitable manner. These initiatives contemplate special attention being paid to corporate structure, supply chain management, identification of real estate opportunities relating to existing and new stores, the frequent introduction of new cupcakes, and a significant improvement in customer interaction. Crumbs’ real estate initiative will be a significant component of management’s strategy, and management believes that the success of its real estate initiative is dependent, in part, on a shift in strategy from opening street stores to opening mall-based stores and the closure of underperforming stores for which management believes the performance outlook is unfavorable. In an effort to maximize the benefits that management believes can be achieved from these initiatives, management decided to accelerate, beginning in the third quarter of 2012, the timing of new store openings. Since that time, 29 new stores have been opened, including 27 mall based stores. In addition, two stores have been closed, one underperforming store and one store in Manhattan in which the Crumbs was unable to renew its expired lease.

On May 10, 2013 and June 11, 2013, CBS sold $7.0 million and $3.0 million, respectively, in aggregate principal amount of its senior convertible notes (the “Convertible Notes”) in a private placement transaction pursuant to that certain Securities Purchase Agreement, dated as of April 29, 2013, as amended by that certain First Amendment to Securities Purchase Agreement, dated as of May 9, 2013, between CBS and Michael Serruya (the “Note Purchase Agreement”). The terms of the Convertible Notes permit their holders, subject to the ownership limitation discussed below and certain other conditions, to convert the unpaid principal, accrued but unpaid interest and any accrued but unpaid late charges into shares of CBS’ common stock at any time at a conversion price of $1.55 per share. The Convertible Notes have stated maturity dates that are five years from the date of issuance. Interest on the unpaid principal balance of the Convertible Notes is payable quarterly in arrears and accrues at the rate of 6.5% per annum (18.0% per annum during the continuation of an event of default). Provided that CBS has an effective registration statement on file with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares that may be issued under the Convertible Notes and subject to certain other conditions, CBS will have the right to pay accrued interest by issuing a number of shares of common stock determined by dividing the amount of interest to be paid by $1.55. Holdings and each of its subsidiaries guaranteed CBS’ payment obligations under the Convertible Notes. The Convertible Notes prohibit a holder from acquiring, and prohibit CBS from issuing to such holder, any shares of common stock under the holder’s Convertible Note, by way of conversion, the payment of interest in shares, any shares of common stock in an amount that would cause that holder to beneficially own more than 9.99% of the then issued and outstanding shares of common stock.

Results of Operations and Known Trends

Crumbs’ results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Loss

For the three and six months ended June 30, 2013, Crumbs recorded a net loss attributable to common stockholders of $(2.75) million and $(4.73) million, respectively, or basic and diluted net loss per common share of $(0.23) and $(0.41), respectively, compared to net loss attributable to common stockholders of $(0.44) million and $(1.22) million, respectively, or basic and diluted net loss per common share of $(0.08) and $(0.22), respectively, for the three and six months ended June 30, 2012.

Net Sales

On January 1, 2013, there were 37 stores in the same store sales base, with four and 13 additional stores entering the base and one and two stores closing during the three and six months ended June 30, 2013, respectively. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales for the three and six months ended June 30, 2013 were $12.35 million and $24.43 million, respectively, representing increases of 11.5% and 9.3% when compared to the $11.08 million and $22.36 million, respectively, recorded for the same periods in 2012. The increase in net sales for the six months ended June 30, 2013 was primarily attributable to $5.18 million in sales from 38 new stores opened between October 7, 2011 and June 30, 2013. The increase was offset by a $3.40 million decrease in same store sales for 50 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the first six months of 2013. The increase in net sales for the three months ended June 30, 2013 was primarily attributable to $2.85 million in sales from 32 new stores opened between December 22, 2011 and June 30, 2013. The increase was offset by a $1.68 million decrease in same store sales for 49 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the second quarter of 2013 Management believes that more consistent introduction of new cupcakes, improvements in the quality of store personnel and a centralized automated ordering system will lead to improvements in same store sales.

Stores that are too close together may compete within a common trading area, and, as a result, a new store that is not appropriately located may have the effect of decreasing same store sales at a pre-existing store. In similar fashion, management’s decision to close an underperforming store is based on its belief that the closure will improve performance of the remaining stores within the immediate trading area. Although management attempts to position new stores so that their impact on existing stores will be minimized, it is impossible to predict customers’ shopping patterns. As such, management’s decisions in this regard are based on various assumptions and judgments that may prove to be inaccurate and/or may be impacted by the materialization of known or unknown risks and uncertainties.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business for the three and six months ended June 30, 2013 were $0.57 million and $0.99 million, respectively, representing increases of 21.6% and 4.8% when compared to the $0.47 million and $0.94 million, respectively, recorded for the same periods in 2012.

During the three and six months ended June 30, 2013, cupcakes represented 79.9% and 78.7%, respectively, of net sales compared to 77.2% and 77.7%, respectively, for the same periods in 2012. Sales of candy and other baked goods (i.e., cakes, cookies, brownies, muffins and assorted pastries) for the three and six months ended June 30, 2013 represented 8.5% and 8.9%, respectively, of net sales compared to 10.9% and 10.9%, respectively, for the same periods in 2012. The stores also sell beverages, including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. During the three and six months ended June 30, 2013, beverages represented 11.5% and 10.8%, respectively, of Crumbs’ net sales compared to 10.5% and 10.2%, respectively, for the same periods in 2012.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of June 30, 2013, Crumbs had a relationship with one commercial bakery in each of New York, Los Angeles, Baltimore, Chicago and Boston. Beverage materials and packaging are purchased from both national and local suppliers. The e-commerce division utilizes a third party in Chicago for both shipping and handling.

Cost of sales for the three and six months ended June 30, 2013 was $5.65 million and $11.01 million, respectively, representing increases of 18.4% and 15.4% when compared to the $4.78 million and $9.54 million, respectively, recorded for the same periods in 2012. The increases were primarily attributable to 38 new store openings from October 7, 2011 through June 30, 2013, offset by decreases in same store costs. Cost of sales as a percentage of net sales for the three and six months ended June 30, 2013 was 45.8% and 45.1%, respectively, as compared to 43.1% and 42.7%, respectively, for the same periods in 2012. The increases were attributable to a variety of factors, including transitioning our private label coffee business to the “We Proudly Serve” Starbucks program, and increased customer sales discounts from promotional products. Management has instituted programs that it believes will reduce the cost of sales for coffee.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, promotional displays, advertising, kosher certification, creative production and product promotional giveaways.

Selling expenses for the three and six months ended June 30, 2013 were $0.54 million and $1.11 million, respectively, representing increase of 36.5% and 62.2% when compared to the $0.40 million and $0.69 million, respectively, recorded for the same periods in 2012. The increases were due to the addition of a radio advertising campaign, holiday promotional displays, increases in public relations expenses and increases in merchant account fees from new stores. Selling expenses, as a percentage of net sales, were 4.4% and 4.6%, respectively, for the three and six months ended June 30, 2013 as compared to 3.6% and 3.1%, respectively, for the same periods in 2012.

Staff expenses include salaries and wages for both store employees and corporate positions, stock compensation expense, employment taxes, medical insurance and workers compensation insurance.

Staff expenses for the three and six months ended June 30, 2013 were $4.06 million and $7.89 million, respectively, representing increases of 21.2% and 17.0% when compared to the $3.35 million and $6.74 million, respectively, recorded for the same periods in 2012. Staff expenses as a percentage of net sales for the three and six months ended June 30, 2013 were 32.9% and 32.3%, respectively, as compared to 30.2% and 30.1%, respectively, for the same periods in 2012. The increases were primarily attributable to the addition of corporate staff and staff for new stores, offset by decreases in store staff expenses in existing stores of $0.3 million and $0.7 million for the three and sxi months ended June 30, 2013, respectively, when compared to the same period in 2012. Staff expenses were reduced in an effort to keep labor percentages in line with decreasing store sales. Crumbs added 15 corporate staff positions during the 15 months ended June 30, 2013, which increased staff expenses by approximately $0.3 million and $0.7 million during the three and six months ended June 30, 2013, respectively. The increases were offset by decreases of $0.03 million and $0.3 million in staff expenses during the three and six months ended June 30, 2013, respectively, when compared to the same periods of 2012 that resulted from the elimination of five corporate staff positions during the 15 months ended June 30, 2013. In addition, Crumbs opened 26 new stores during the 12 months ended June 30, 2013 and staffed the stores with approximately 340 new store staff positions, which increased staff expenses by approximately $0.9 million and $1.5 million during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.

Staff expenses of $2.8 million and $5.4 million were attributable to store staff for the three and six months ended June 30, 2013, respectively, representing increases of 25.5% and 16.9% when compared to the $2.23 million and $4.62 million, respectively, recorded for the same periods in 2012. Store staff expenses as a percentage of store net sales for the three and six months ended June 30, 2013 were 21.0% and 22.1%, respectively, as compared to 21.0% and 21.6%, respectively, for the same periods in 2012.

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

Occupancy expenses for the three and six months ended June 30, 2013 were $3.30 million and $6.18 million, respectively, representing increases of 36.0% and 28.9% when compared to the $2.43 million and $4.79 million, respectively, recorded for the same periods in 2012. Occupancy expenses as a percentage of net sales for the three and six months ended June 30, 2013 were 26.7% and 25.2%, respectively, as compared to 21.9% and 21.4%, respectively, for the same periods in 2012. The increases in occupancy expense were primarily related to lease expenses of $1.03 million associated with the opening of 26 stores since June 30, 2012.

General and administrative expenses primarily include corporate expenses, such as public company operating expenses, director stock compensation, office supplies, travel, professional fees, franchise and property taxes and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses for the three and six months ended June 30, 2013 were $1.05 million and $2.02 million, respectively, representing increases of 25.1% and 24.1% when compared to the $0.84 million and $1.63, respectively, recorded for the same periods in 2012. General and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2013 were 8.5% and 8.3%, respectively, compared to 7.6% and 7.3%, respectively, for the same periods in 2012. The increases were primarily attributable to director stock compensation costs, franchise taxes, NASDAQ fees, increases in bank service charges from new stores and store and office supplies, offset by a reduction in outside consulting and other professional fees.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to the store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses for the three and six months ended June 30, 2013 were $0.27 million and $0.39 million, respectively, representing increases of 276% and 116% when compared to the $0.07 million and $0.18 million, respectively, recorded for the same periods in 2012. New store expenses as a percentage of net sales for the three and six months ended June 30, 2012 were 2.2% and 1.6%, respectively, compared to 0.6% and 0.8%, respectively, for the same periods in 2012.

Depreciation and amortization expenses for the three and six months ended June 30, 2013 were $0.63 million and $1.19 million, respectively, representing increases of 35.1% and 30.1% when compared to the $0.47 million and $0.92 million, respectively, recorded for the same periods in 2012. Depreciation and amortization expenses as a percentage of net sales for the three and six months ended June 30, 2012 were 5.1% and 4.9%, respectively, as compared to 4.2% and 4.1%, respectively, for the same periods in 2012. Depreciation and amortization expenses increased primarily as a result of new stores opened during the 12 months ended June 30, 2013, including related lease review and negotiation fees.

Other income (expense) reported for the three and six months ended June 30, 2013 was $(0.07) million and $(0.19) million, respectively, which was primarily composed of expense resulting from changes in the fair value of the liability associated with CBS’ outstanding common stock purchase warrants and interest expense related to the Convertible Notes. The fair value of CBS’ warrant liability was $0.5 million as of June 30, 2013, an increase of $0.1 million over the $0.4 million recorded as of June 30, 2012. See Notes 1 and 7 to the condensed consolidated financial statements included in Item 1 of Part I of this report for further information about the warrant liability.

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

While Crumbs’ business is not highly seasonal, it is impacted by weather. Extreme hot, cold or wet weather may cause decreased sales in the affected stores, especially street locations, and could impact the daily delivery of its baked goods. In addition, Crumbs’ sales peak throughout the year on certain holidays/events such as Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving, Christmas and Hanukkah (particularly in the mall locations). The timing of these holidays/events in a particular year could impact quarterly results.

Liquidity and Capital Resources

CBS sold approximately $9.8 million of common stock in October 2012 and contributed net proceeds of approximately $9.3 million from that sale to Holdings. See Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information about this stock sale. CBS sold $10.0 million in aggregate principal amount of its Convertible Notes at closings that occurred in May 2013 and June 2013 and contributed net proceeds of approximately $9.1 million from that sale to Holdings. See Note 4 to the condensed consolidated financial statements included in item 1 of Part I of this report for additional information about the Convertible Notes. In addition to these cash contributions and the cash that Holdings received from CBS as part of the Merger, Holdings’ primary source of liquidity has been, and is, cash from sales of cupcakes and other baked goods and beverages. Holdings’ primary uses of cash are cost of sales, operating expenses and capital expenditures, including expenditures associated with the construction and opening of new stores. As of June 30, 2013, Crumbs had $5.6 million in cash and other current assets, net of current liabilities, which could be used to fund store growth and working capital needs, compared to $5.3 million at December 31, 2012. Store growth for the remainder of 2013 and 2014 is expected to be limited to a minimal number of new locations.

Cash Flows

The Company’s net cash used in operating activities was $3.85 million and $1.73 million, respectively, for the three months ended June 30, 2013 and 2012. The increase in operating cash outflows was primarily attributable to an increase in operating expenses in excess of the increase in gross margins for the period.

Net cash used in investing activities during the six months ended June 30, 2013 was $4.93 million compared to $1.09 million during the same period in 2012. Investing cash outflows during the six months ended June 30, 2013 consisted primarily of costs related to 18 new stores and construction in progress related to two stores. For the six months ended June 30, 2012, investing cash outflows consisted primarily of construction in progress.

Net cash from financing activities during the six months ended June 30, 2013 was attributable to the sale of the Convertible Notes and was reduced by $0.9 million of debt issuance costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s critical accounting policies are identified and described in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012. Management believes that there have been no material changes in our critical accounting policies since they were last disclosed.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2013 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2013, there was no change in CBS’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

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

CRUMBS BAKE SHOP, INC.

Date: August 14, 2013	By:	/s/ Julian R. Geiger
Julian R. Geiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ John D. Ireland
John D. Ireland
Senior Vice President-Finance, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Securities Purchase Agreement, dated April 29, 2013, by and between Crumbs Bake Shop, Inc. and Michael Serruya (incorporated by reference to Exhibit 10.1 to Crumbs Bake Shop, Inc.’s Current Report on Form 8-K, filed on April 30, 2013)

4.2	First Amendment to Securities Purchase Agreement, dated May 9, 2013, by and between Crumbs Bake Shop, Inc. and Michael Serruya (incorporated by reference to Exhibit 10.1 to Crumbs Bake Shop, Inc.’s Current Report on Form 8-K, filed on May 13, 2013)

4.3	Form of Accession Agreement by and among Crumbs Bake Shop, Michael Serruya and the Buyer Assignees named therein (incorporated by reference to Exhibit 10.2 to Crumbs Bake Shop, Inc.’s Current Report on Form 8-K, filed on May 13, 2013)

4.4	Form of Senior Convertible Note issued by Crumbs Bake Shop, Inc. (incorporated by reference to Exhibit 10.1 to Crumbs Bake Shop, Inc.’s Current Report on Form 8-K, filed on April 30, 2013)

4.5	Guaranty, dated May 10, 2013, issued by Crumbs Holdings LLC and its subsidiaries (incorporated by reference to Exhibit C of Exhibit 10.1 to Crumbs Bake Shop, Inc.’s Current Report on Form 8-K, filed on April 30, 2013)

4.6	Acknowledgement of Guaranty, dated June 11, 2013, executed by Crumbs Holdings LLC and its subsidiaries (incorporated by reference to Exhibit 4.6 to Crumbs Bake Shop, Inc.’s Registration Statement on Form S-3 (File No. 333-189415), filed on June 18, 2013)

10.1	Binding Term Sheet, dated as of April 11, 2013, by and between Crumbs Bake Shop, Inc. and Michael Serruya (incorporated by reference to Exhibit 10.1 to Crumbs Bake Shop, Inc.’s Current Report on Form 8-K, filed on April 12, 2013)

10.2	Registration Rights Agreement, dated as of May 10, 2013, by and between Crumbs Bake Shop, Inc. and the investors named therein(incorporated by reference to Exhibit B of Exhibit 10.1 to Crumbs Bake Shop, Inc.’s Current Report on Form 8-K, filed on April 30, 2013)

10.3	Joinder Agreement, dated as of June 11, 2013, by and among Crumbs Bake Shop, Inc. and the investors named therein relating to the Registration Rights Agreements (incorporated by reference to Exhibit 4.8 to Crumbs Bake Shop, Inc.’s Registration Statement on Form S-3 (File No. 333-189415), filed on June 18, 2013)

31.1	Section 302 CEO Certification (filed herewith)

31.2	Section 302 CFO Certification (filed herewith)

32.1	Section 906 Certifications (furnished herewith)

101.INS	Instance Document (furnished herewith)

101.SCH	Schema Document (furnished herewith)

101.CAL	Calculation Linkbase Document (furnished herewith)

101.DEF	Definition Linkbase Document (furnished herewith)

101.LAB	Labels Linkbase Document (furnished herewith)

101.PRE	Presentation Linkbase Document (furnished herewith)

