Form 10-Q
period 2013-09-30
Crumbs Bake Shop, Inc.
filed 2013-11-14
CIK 1476719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 7, 2013 the registrant had 12,042,118 shares of Common Stock outstanding.

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

        You should consider carefully the Risk Factors contained in this Quarterly Report on Form 10-Q, which address factors that could cause our actual results to differ materially from historical results and/or those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition.  You should understand that it is not possible to predict or identify all such factors.  Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current assets
Cash	$1,666,632	$6,269,737
Trade receivables	452,721	259,269
Inventories	416,096	559,377
Prepaid rent	777,267	599,649
Other current assets	624,841	409,921

Total current assets	3,937,557	8,097,953

Property and equipment, net	17,610,106	13,209,265

Other assets
Deferred tax asset	-	4,773,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	292,616	366,642
Capitalized lease costs	851,382	439,541
Deposits	268,074	289,078
Debt issuance costs	884,292	-
Other	9,396	37,547

Total other assets	2,978,760	6,579,308
	$24,526,423	$27,886,526

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,256,139	$2,079,310
Payroll liabilities	119,034	356,947
Sales tax payable	209,335	110,282
Gift cards and certificates outstanding	222,886	234,071

Total current liabilities	2,807,394	2,780,610

Long-term liabilities
Deferred rent	4,608,690	3,791,159
Payable to related parties pursuant to tax receivable agreement	-	2,386,750
Warrant liability	600,193	381,941
Convertible notes payable	10,000,000	-

Total liabilities	18,016,277	9,340,460

Commitments and contingencies

Preferred stock, $.0001 par value; 1,000,000 shares authorized; 234,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	23	23
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,637,202 shares issued, 12,042,618 outstanding at September 30, 2013 and 13,392,437 shares issued, 11,797,853 outstanding at December 31, 2012	1,363	1,339
Additional paid-in capital	39,535,320	39,117,260
Accumulated deficit	(20,194,918)	(9,776,109)
Treasury stock, at cost	(15,913,948)	(15,913,948)
Total Crumbs Bake Shop, Inc. stockholders' equity	3,427,840	13,428,565
Non-controlling interest	3,082,306	5,117,501
Total stockholders' equity	6,510,146	18,546,066
	$24,526,423	$27,886,526

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$11,421,345	$9,895,174	$35,851,193	$32,253,222

Cost of sales	5,350,248	4,445,034	16,358,309	13,982,584

Gross profit	6,071,097	5,450,140	19,492,884	18,270,638

Operating expenses
Selling expenses	573,469	296,033	1,686,583	982,364
Staff expenses	4,293,750	3,325,414	12,185,638	10,070,254
Occupancy expenses	3,559,630	2,514,437	9,751,814	7,306,828
General and administrative	943,850	772,159	2,965,902	2,401,923
New store expenses	36,923	141,814	427,601	322,804
Depreciation and amortization	715,368	476,342	1,905,855	1,391,355
Loss on disposal of property and equipment	-	-	84,972	13,841

	10,122,990	7,526,199	29,008,365	22,489,369

Loss from operations	(4,051,893)	(2,076,059)	(9,515,481)	(4,218,731)

Other income (expense)
Interest expense	(165,418)	-	(240,187)	-
Interest and other income	27,681	1,470	34,748	19,343
Abandoned projects	(113,176)	(66,823)	(128,082)	(111,371)
Change in fair value of warrant liability	(109,126)	272,815	(218,252)	381,941

	(360,039)	207,462	(551,773)	289,913

Income (loss) before income tax benefit (expense)	(4,411,932)	(1,868,597)	(10,067,254)	(3,928,818)

Income tax benefit (expense)	(2,386,750)	7,040	(2,386,750)	7,040

Net loss attributable to the controlling and non-controlling interests	(6,798,682)	(1,861,557)	(12,454,004)	(3,921,778)

Less: Net loss attributable to non-controlling interests	1,106,145	749,463	2,035,195	1,587,937

Net loss attributable to stockholders	$(5,692,537)	$(1,112,094)	$(10,418,809)	$(2,333,841)

Net loss per common share, basic and diluted	$(0.49)	$(0.20)	$(0.90)	$(0.42)

Weighted average number of common shares outstanding, basic and diluted	11,630,853	5,505,885	11,589,813	5,505,855

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended September 30,	2013	2012

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(12,454,004)	$(3,921,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,905,855	1,391,355
Deferred income tax benefit	2,386,750	(7,040)
Loss on disposal of assets	84,972	13,841
Abandoned projects	128,082	111,371
Stock-based compensation	416,254	281,978
Stock-based interest payment	1,806	-
Deferred rent	817,531	627,049
Change in fair value of warrant	218,252	(381,941)
Changes in operating assets and liabilities:
Trade receivables	(193,452)	45,927
Inventories	143,281	(108,820)
Prepaid rent	(177,618)	50,674
Other current assets	(214,920)	(179,327)
Deposits	21,004	34,846
Other assets	28,151	-
Accounts payable and accrued expenses	(50,666)	(923,762)
Payroll liabilities	(237,913)	(191,154)
Sales tax payable	99,053	49,579
Gift cards and certificates outstanding	(11,185)	(10,909)

Net cash used in operating activities	(7,088,767)	(3,118,111)

Cash flows from investing activities
Purchases of property and equipment	(6,080,245)	(2,310,148)
Purchases of intangible assets	(24,439)	(125,763)
Purchases of other assets	(470,607)	(230,812)

Net cash used in investing activities	(6,575,291)	(2,666,723)

Cash flows from financing activities
Proceeds from convertible notes payable	10,000,000	-
Debt issuance costs	(939,071)	-
Proceeds from issuance of common stock under equity incentive plan	24	28

Net cash provided by financing activities	9,060,953	28

Net decrease in cash	(4,603,105)	(5,784,806)

Cash, beginning of year	6,269,737	5,940,982

Cash, end of period	$1,666,632	$156,176

Supplemental disclosure of non-cash financing activities
Payables related to capital expenditures	$227,495	$106,874
Private investment in public equity costs financed through accounts payable	$-	$11,146

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of business and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp., and Crumbs Holdings LLC and its wholly-owned subsidiaries (CBS and Crumbs Holdings LLC and its wholly-owned subsidiaries are collectively referred to herein as “Crumbs”) as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting,” and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and notes required for annual financial statements.  In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2013.  The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012.  As used in these notes, the term “Holdings” refers to Crumbs Holdings LLC and, unless the context requires otherwise, its wholly-owned subsidiaries.

Reverse merger

On January 9, 2011, CBS (then known as 57th Street General Acquisition Corp.), 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of CBS (“Merger Sub”), Holdings, a Delaware limited liability company, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” and, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger and Julian R. Geiger and, therefore, exclude the members of Merger Sub.  The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition.

Upon consummation of the Merger, the Members of Holdings received consideration in the form of newly issued securities and approximately $22,086,000 in cash.  The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which were exchangeable for 4,541,394 shares of CBS common stock, and 2,201,394 of which have been exchanged to date for shares of CBS common stock (See Note 12)), and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS (each such share entitling its holder the right to cast 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 220,139.4 of which have been surrendered and redeemed by CBS in connection with the above-mentioned exchange of 2,201,394 Class B Units for the 2,201,394 shares of common stock (See Note 12)).  CBS also reserved an additional 4,400,000 shares of its common stock for issuance in exchange for up to 4,400,000 Class B Units which may be earned by the Members if certain financial or stock price targets are met (the “Contingency Consideration”) as follows:

⋅    1,466,666.7 Class B Units in the event the common stock of CBS has a trading price at $15.00 or above for 20 trading days out of 30 consecutive trading days during the calendar year 2011 (“First Stock Target”); and/or

⋅    1,466,666.7 Class B Units in the event the common stock of CBS has a trading price at $17.50 or above for 20 trading days out of 30 consecutive trading days during either the calendar year 2011 or 2012 (“Second Stock Target”); and/or

⋅    1,466,666.6 Class B Units in the event the common stock of CBS has a trading price at $20.00 or above for 20 trading days out of 30 consecutive trading days during any of the calendar years 2011, 2012 or 2013 (“Third Stock Target”); and/or

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of business and summary of significant accounting policies (continued)

Reverse merger (continued)

In the event a stock target is not met, Members may still be entitled to the Contingency Consideration from the stock target if the following subsequent stock targets are achieved prior to the expiration of the Third Stock Target:

⋅    to the extent that not all of the foregoing Stock Targets have been achieved, 2,200,000 Class B Units in the event CBS achieves $17,500,000 in Adjusted EBITDA (as described in the Business Combination Agreement) for the twelve months ending December 31, 2013; and/or

⋅    to the extent that not all of the foregoing Stock Targets have been achieved, 2,200,000 Class B Units in the event CBS achieves $25,000,000 in Adjusted EBITDA for the twelve months ending December 31, 2014; and/or

⋅    any remaining Contingency Consideration not otherwise achieved hereunder up to the Maximum Contingency Consideration in the event CBS achieves $30,000,000 in Adjusted EBITDA for the twelve months ending December 31, 2015.

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

Restricted certificates of deposit

As of both September 30, 2013 and December 31, 2012, Crumbs had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 10).  The letters of credit are required as security deposits for certain of Crumbs’ non-cancellable store operating leases.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of business and summary of significant accounting policies (continued)

Fair Value - valuation techniques and inputs

Warrant liability: Crumbs determined the fair value of the warrant liability using the quoted market prices for the warrants. On reporting dates where there are no active trades, Crumbs uses the last reported closing sales price of the warrants to determine the fair value (Level 2).  There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2013 and for the year ended December 31, 2012.

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

2.     Liquidity

At September 30, 2013, the Company had cash of approximately $1,667,000 and an accumulated deficit of approximately $20,195,000. Additionally, for the nine months ended September 30, 2013, the Company utilized cash from operations of  approximately $7,089,000 as a result of continued declining store performance as well as timing of collections on receivables, fluctuations in inventories, and payments of accounts payables and other accrued expenses. The Company also used approximately $6,575,000 of cash for the purpose of opening new stores, the purchase of other property and equipment, intangibles and other assets. Management does not anticipate opening any new stores in the near future and has begun a process of closing underperforming stores.  Management has initiated several strategies to improve profitability of the remaining stores and is negotiating and entering into various licensing agreements which will provide additional revenue.  In addition, decreases in corporate level expenses have been initiated and future reductions in operating expense are planned. Although these changes are expected to reduce the amount of expenses, additional cash will be needed to fund operations through December 31, 2013.   The Company is in the process of identifying potential sources of capital and may use equity and/or debt instruments to fund its future operating cash flow or enter into a strategic arrangement with a third party.    It should be noted, however, that the Company’s ability to sell equity or debt securities and to enter into strategic arrangements is subject to various limitations, and may require the consent of the holders of the Convertible Notes pursuant to the terms of the Convertible Notes. As such, no assurance can be given that the Company will be successful in securing such additional capital on the terms, in the amounts and/or at the times needed. If the Company is unable to secure capital in the amount needed to fund its cash flow requirements through December 31, 2013 and beyond, then the Company’s operations will likely consume its capital resources and liquidity, its ability to successfully implement its cost-savings and other business strategies could be materially limited, and it could default under certain of its contractual obligations, including, without limitation, CBS’ payment obligations under its Convertible Notes.

3.     Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At September 30, 2013 and December 31, 2012, inventories were comprised of the following:

	September 30, 2013	December 31, 2012
Packaging inventory	$211,406	$214,757
E-Commerce packaging inventory	108,503	136,524
Beverage supply inventory	74,788	169,049
Candy inventory	-	5,003
Store supplies and merchandise inventory	21,399	34,044
Total	$416,096	$559,377

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.     Intangible assets

At September 30, 2013, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding Costs	$355,959	$(353,075)	$2,884
Website Design	284,966	(221,765)	63,201

	$640,925	$(574,840)	$66,085

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$226,531

At December 31, 2012, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Branding costs	$403,459	$(336,230)	$67,229
Website design	276,347	(182,177)	94,170

Total	$679,806	$(518,407)	$161,399

Intangibles not subject to amortization:
Cost
Trademark costs, including initial registration	$205,243

Amortization expense of approximately $14,000 and $77,000 for the three months and nine months ended September 30, 2013, respectively, was related to intangible assets.  Amortization expense of approximately $33,000 and $66,000 for the three and nine months ended September 30, 2012, respectively, was related to intangible assets.

Estimated amortization expense related to intangible assets for the succeeding five years, including the remainder of 2013, is:

December 31,	Amount
2013	$15,000
2014	23,000
2015	10,000
2016	7,000
2017	7,000

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

The Convertible Notes bear interest at an annual rate of 6.5% (18.0% per annum if there is an event of default under the Convertible Notes) payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Interest expense related to the Convertible Notes was approximately $165,000 and $240,000 for the three and nine months ended September 30, 2013, respectively.  The interest due in the third quarter of 2013 was paid using 104,840 shares of CBS common stock, and the interest due in the nine months ended September 30, 2013 was paid using 106,005 shares of CBS common stock and cash in the approximate amount of $76,000.

On the Maturity Date or earlier acceleration as described below, the Convertible Notes will be convertible into shares of CBS common stock based on a conversion price of $1.55 per share (the “Conversion Price”). CBS may determine to convert accrued interest into CBS common stock by issuing that number of shares of common stock equal to the amount of interest to be paid divided by the Conversion Price, provided that there has been no failure of any of the conditions to such conversion set forth in the Convertible Notes (an “Equity Conditions Failure”) on any day during the period commencing 20 trading days immediately prior to such date of determination unless waived by a Note holder. Otherwise, the Company will be required to make interest payments in cash.

Fractional shares that would otherwise be issuable upon the conversion of a Note or the payment of interest in shares will be rounded up to the next whole share in the case of a conversion and rounded to the nearest whole share in the case of an interest payment in shares.

All of the conversion rights discussed above are subject to ownership limitations set forth in the Convertible Notes, which prohibit any holder from receiving shares under the Convertible Notes, by way of conversion, the payment of interest in shares or otherwise, in an amount that would cause that holder to beneficially own more than 9.99% of the outstanding shares of common stock after giving effect to the issuance (the “Ownership Limitation”).

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

The Convertible Notes permit their holders to accelerate the Company’s repayment obligations if there is a change in control (as defined in the Convertible Notes) of the Company at any time before the maturity dates of the Convertible Notes.  If a change in control occurs on or before the third anniversary of a Note’s issuance date, the Company would be obligated to pay a cash premium on the unpaid principal balance to the holder of that Note equal to 15.0% if the change in control occurs on or before the first anniversary of the issuance date, 10.0% if the change in control occurs between the first and second anniversaries of the issuance date, and 5.0% if the change in control occurs between the second and third anniversaries of the issuance date.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.     Debt arrangements (continued)

Each Note contains events of default that are customary for this type of instrument.  Upon an event of default and regardless of whether such event of default has been cured, the holder will have the right to accelerate all or a portion of the outstanding balance due under its Note and may also be entitled to exercise those rights available to an unsecured creditor of the Company.

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

Debt Issuance Costs

Debt issuance costs associated with the sale of the Convertible Notes amounted to approximately $939,000. These costs are being amortized rateably over the period ending with the maturity of the Convertible Notes issued in the second closing. Amortization expense was approximately $47,000 and $55,000 for the three and nine months ended September 30, 2013, respectively.

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

During the third quarter the Company had reviewed its deferred tax asset net of payable to related parties pursuant to tax receivable agreement and determined that a full valuation allowance was appropriate.  The amount of $2,386,750 was recorded as income tax expense on the condensed consolidated statement of operations.

7.     Commitments

In July 2012, CBS entered into an agreement with Starbucks Corporation (“Starbucks”) to bring the full complement of Starbucks® brewed coffees, teas and espresso-based drinks to all of Crumbs’ retail stores, except the Newark Liberty International Airport location (the “Starbucks Agreement”). CBS agreed to purchase Starbucks coffee, Fontana sauces and syrups, and Tazo teas and paper products directly from Starbucks to satisfy all of its brewed coffee and espresso beverage requirements in its retail stores. Under the Starbucks Agreement, CBS had agreed to purchase a minimum amount of coffee products from Starbucks through August 2015.  In October 2013, CBS and Starbucks mutually agreed to discontinue the Starbucks Agreement. CBS will sell through the remaining inventory of Starbucks products in the stores. In addition, CBS agreed to purchase from Starbucks, for approximately $75,000, the Starbucks brewing equipment located in its stores, which was loaned to CBS at the time the parties entered into the Starbucks Agreement.

In January 2013, Holdings entered into a consulting agreement with GCD Consultants (“GCD”), whereby GCD was engaged to provide the following services: (i) strategic planning for the placement of retail stores at sites within markets designated by Crumbs; (ii) identification of retail store sites within enclosed shopping centers, life-style centers and street retail districts; (iii) acting as Crumbs’ representative to real estate landlords; (iv) assistance with the negotiation of business terms and conditions for real estate leases; and (v) consultation with Crumbs’ legal counsel in lease negotiations for retail stores (the “Agreement”).  The Agreement requires Crumbs to make annual guaranteed payments to GCD in the aggregate amount of $420,000, payable in equal monthly installments through December 31, 2015.  Per the terms of the Agreement, Crumbs paid $105,000 to GCD during the three months ended September 30, 2013 and $315,000 for the nine months ended September 30, 2013. The Agreement also requires additional payments when the number of retail stores exceeds a minimum level. Under this provision of the Agreement CBS paid $30,000 during the nine months ended September 30, 2013. Crumbs elected to terminate this Agreement effective October 30, 2013.  Based on the number of retail stores committed to in 2013 an additional payment of $70,000 will be paid in the fourth quarter of 2013.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Major suppliers

During the three and nine month periods ended September 30, 2013 and 2012 the Company purchased 100% of its baked goods from five (5) independent commercial bakeries. Amounts due to those suppliers included in account payable and accrued expenses were $440,954 and $443,680 at September 30, 2013 and December 31, 2012, respectively.

9.     Fair value measurements

Crumbs complies with FASB ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about Crumbs’ liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques Crumbs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability			$600,193

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liability			$381,941

10.     Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords.  As of September 30, 2013 and December 31, 2012, issued and unused letters of credit totaled $591,825 and $637,425, respectively.  In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate.  Prior to entering into this agreement, the letters of credit were guaranteed by a Member.  Letters of credit amounting to $493,825 and $539,425 were reserved under this line of credit as of September 30, 2013 and December 31, 2012, respectively.  The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at September 30, 2013 and December 31, 2012.  Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted certificates of deposit,” Note 1).

11.     Net loss per common share

Crumbs complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of CBS common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted net income (loss) per share is derived by dividing net income (loss) attributable to CBS common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There is no dilutive effect on the net income (loss) per share during loss periods.  For the three and nine months ended September 30, 2013, warrants to purchase 5,456,300 shares of common stock and Class B Units exchangeable for 2,340,000 shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.  For the three and nine months ended September 30, 2012, warrants to purchase 5,456,300  shares of common stock and Class B Units exchangeable for 3,900,000 shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.  In addition, for the three and nine months ended September 30, 2013 and 2012, 410,600 shares and 280,500 shares, respectively, of unvested restricted common stock (see Note 12) were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.  Restricted stock

CBS maintains an equity incentive plan (the “Plan”) for Crumbs’ directors, officers and employees that provides for the issuance of up to 1,038,295 shares of CBS’ common stock pursuant to awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards.  As originally adopted, the Plan reserved 338,295 shares of common stock for issuance pursuant to awards, which CBS registered with the Securities and Exchange Commission (the “SEC”) on January 31, 2012.  At the Annual Meeting of Stockholders of CBS in June 2012, the stockholders approved an amendment to the Plan to increase by 700,000 the number of shares of common stock that are available for issuance, which CBS registered with the SEC on November 9, 2012.  During the three and nine months ended September 30, 2013, CBS granted 23,100 and 163,600 shares of restricted common stock, respectively, to eligible employees. During the three and nine months ended September 30, 2013, CBS granted 0 and 108,000 shares of restricted common stock to members of the Board of Directors.  In the three and nine months ended September 30, 2013, there were 19,500 and 28,000 shares of restricted common stock, respectively, forfeited due to the termination of the holders’ service with Crumbs before completion of applicable vesting periods.  As of September 30, 2013, the total fair market value of the stock awards outstanding was approximately $1,162,000 based on a weighted average grant date fair value of $3.67 per share.  The shares are subject to cliff vesting schedules which vary between one and three years.

As of September 30, 2013, there were 519,695 shares of common stock that remained available for future issuance under the Plan.  Awards that expire or are canceled generally become available for grant again under the Plan.  CBS utilizes newly issued shares of common stock that have been reserved pursuant to the Plan to make restricted stock grants.

The following is a summary of restricted stock activity through September 30, 2013:

			Weighted	Average
	Shares	Number of	Average Grant	Remaining
	Available for	Shares	Date Fair	Term
	Grant	Outstanding	Value	(in years)
Balances as of December 31, 2012	763,295	267,000	$3.56	1.85
Authorized	-	-	$-
Granted	(271,600)	271,600	$2.09
Forfeited	28,000	(28,000)	$2.70
Vested		(100,000)	$3.14
Balances as of September 30, 2013	519,695	410,600	2.83	1.71

Total stock-based compensation expense related to the Plan was approximately $93,500 and $416,500 for the three and nine months ended September 30, 2013, respectively, and approximately $119,000 and $282,000 for the three and nine months ended September 30, 2012, respectively.  For the three and nine months ended September 30, 2013, stock-based compensation expense related to employees under the Plan was approximately $76,000 and $231,500, respectively, and approximately $67,000 and $159,500 for the three and nine months ended September 30, 2012, respectively.  For the three and nine months ended September 30, 2013, stock-based compensation expense related to members of the Board of Directors was approximately $17,500 and $185,000, respectively. Stock-based compensation expense related to employees is included in staff expenses in the condensed consolidated statements of operations, and stock-based compensation expense related to members of the Board is included in general and administrative expenses in the condensed consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $724,000 as of September 30, 2013 had a weighted average period of approximately two years over which the compensation expense is expected to be recognized.  Compensation expense is amortized on a straight-line basis over the vesting period.  Shares subject to outstanding restricted stock grants are included in the numbers of issued and outstanding common shares reported in the condensed consolidated balance sheets.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.  Stockholders’ equity

CBS is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. Upon exchange of the Class B Units in accordance with the Exchange and Support Agreement among the Members, Holdings and CBS that was entered into in connection with the Merger (see “Reverse merger”, Note 1), shares of CBS common stock will be issued at the current ratio of 1:1 (subject to certain adjustments related to organic dilution), and, concurrently therewith, a proportionate number of shares of Series A Preferred Stock will, subject to the availability of lawful funds therefore, be automatically redeemed for their $0.0001 par value and cancelled at the current ratio of 1:10,  at which time they will become authorized but unissued shares of preferred stock. Except in connection with the exchange of the Class B Units, the Series A Preferred Stock is not redeemable.

On November 14, 2011, Crumbs entered into an employment agreement with Julian R. Geiger (the “Geiger Employment Agreement”) pursuant to which Mr. Geiger will serve as President and Chief Executive Officer of Crumbs commencing November 14, 2011 and continuing through December 31, 2013. The Geiger Employment Agreement provides that Mr. Geiger shall receive no salary nor participate in any bonus plan of Crumbs that may be in effect during its term.  Crumbs agreed that promptly following execution of the Geiger Employment Agreement, Holdings would grant to him 799,000 Class B Units and CBS would grant to him 79,900 shares of Series A Preferred Stock, subject to the following vesting provisions:

⋅     50% of the 799,000 Class B Units and of the 79,900 shares of the Series A Preferred Stock would vest as of November 14, 2011 (such securities, the “First Tranche”); and

⋅     the remaining 50% of the 799,000 Class B Units and of the 79,900 shares of Series A Preferred Stock would vest on November 14, 2012 (such securities, the “Second Tranche”).

Concurrent with the execution of the Geiger Employment Agreement, EHL Holdings LLC and Bauer Holdings, Inc. (formerly Crumbs, Inc.) agreed to forfeit an aggregate of 799,000 Class B Units and 79,900 shares of the Series A Preferred Stock.

In 2011, staff expense related to this stock-based compensation was recorded in connection with this transaction in the amount of $1,877,650, the value of the First Tranche, calculated based upon the price of a share of CBS common stock on November 14, 2011.  When the Second Tranche vested on November 14, 2012, additional non-cash staff expense related to this stock-based compensation of $1,877,650 was recorded, calculated based upon the price of a share of CBS common stock on November 14, 2011. On October 9, 2012, pursuant to the Exchange and Support Agreement, (i) Mr. Geiger exchanged, for no consideration other than the surrender thereof, 319,600 Class B Units and 31,960 shares of Series A Preferred Stock that he owned for 319,600 shares of CBS common stock, (ii) EHL Holdings, LLC exchanged, for no consideration other than the surrender thereof, 694,700 Class B Units and 69,470 shares of Series A Preferred Stock that it owned for 694,700 shares of CBS common stock, (iii) John D. Ireland exchanged, for no consideration other than the surrender thereof, 39,000 Class B Units and 3,900 shares of Series A Preferred Stock that he owned for 39,000 shares of CBS common stock, and (iv) Bauer Holdings, Inc. exchanged, for no consideration other than the surrender thereof, 506,700 Class B Units and 50,670 shares of Series A Preferred Stock that it owned for 506,700 shares of CBS common stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis includes a review of significant factors that affected the consolidated financial condition and results of operations of Crumbs for the periods indicated as well as known trends, demands, commitments, events or uncertainties that Crumbs believes could impact its future financial condition and/or results of operations.  This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012.

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

CBS, through its consolidated subsidiary, Holdings, a Delaware limited liability company, engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods as well as hot and cold beverages under the trade name “Crumbs Bake Shop”.  Cupcake sales have historically comprised the majority of Crumbs’ business.  Crumbs believes its baked goods appeal to a wide demographic of customers who span a broad range of socio-economic classes.  Crumbs operates in commercial and residential sections of urban and suburban markets.  Recently, Crumbs has expanded into key super-regional shopping malls in the New Hampshire to Virginia corridor and in Chicago, Illinois.

As of September 30, 2013, there were 77 Crumbs Bake Shop stores operating in 12 states and Washington, D.C., including 20 stores in Manhattan, New York.  As of the date of this filing, the Company operates 75 stores.  Of the total number of stores operating as of September 30, 2013, 26 had been opened since September 30, 2012.  Crumbs’ sales are substantially conducted through its retail stores. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business, catering services and e-commerce division at http://www.crumbs.com which ships cupcakes nationwide.

Recent Initiatives and Developments

In an effort to maximize overall profitability and stockholder value, management continuously evaluates store performance and the effectiveness of Crumbs’ growth strategies.  When necessary, management seeks to formulate and implement changes that it believes will correct any weaknesses in store operations that could be causing, or cause in the future, declining sales results.  In addition, management may revise, scale back or accelerate Crumbs’ growth strategies to reflect market conditions, operating performance and cash available for growth.  Operating performance at a number of Crumbs’ stores has declined during the last two years.  As a result, management identified and instituted a variety of key initiatives beginning in 2012 which it believes will improve the overall financial performance of Crumbs, bolster the image of the Crumbs brand, and position Crumbs to grow in a more predictable and profitable manner.  These initiatives contemplate special attention being paid to corporate structure, supply chain management, identification of real estate opportunities relating to existing and new stores, the frequent introduction of new cupcakes, and a significant improvement in customer interaction.  Crumbs’ real estate initiative will be a significant component of management’s strategy, and management believes that the success of its real estate initiative is dependent, in part, on a shift in strategy from opening street stores to opening mall-based stores and the closure of underperforming stores for which management believes the performance outlook is unfavorable.  In an effort to maximize the benefits that management believes can be achieved from these initiatives, management decided to accelerate, beginning in the third quarter of 2012, the timing of new store openings.  Since that time, 30 new stores have been opened, including 28 mall based stores.  In addition, six stores have been closed - five underperforming stores and one store in Manhattan for which Crumbs was unable to renew its expired lease. In light of the Company’s current capital resources and liquidity demands, however, no further store growth is currently anticipated for the remainder of 2013 or for 2014. See the discussion under the heading “Liquidity and Capital Resources” for additional information.

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

Net Loss

                For the three and nine months ended September 30, 2013, Crumbs recorded a net loss attributable to common stockholders of $(5.69) million and $(10.42) million, respectively, or basic and diluted net loss per common share of $(0.49) and $(0.90), respectively, compared to net loss attributable to common stockholders of $(1.11) million and $(2.33) million, respectively, or basic and diluted net loss per common share of $(0.20) and $(0.42), respectively, for the three and nine months ended September 30, 2012.

Net Sales

On January 1, 2013, there were 37 stores in the same store sales base, with one and fourteen additional stores entering the base and one and three stores closing during the three and nine months ended September 30, 2013, respectively.  Same store sales represent the change in sales for stores after their 15th full calendar month of operation.  Net sales for the three and nine months ended September 30, 2013 were $11.42 million and $35.85 million, respectively, representing increases of 15.4% and 11.2% when compared to the $9.90 million and $32.25 million, respectively, recorded for the same periods in 2012.  The increase in net sales for the nine months ended September 30, 2013 was primarily attributable to $8.30 million in sales from 41 new stores opened between October 7, 2011 and September 30, 2013.  The increase was offset by a $4.98 million decrease in same store sales for 49 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the first nine months of 2013.  The increase in net sales for the three months ended September 30, 2013 was primarily attributable to $3.12 million in sales from 30 new stores opened between March 19, 2012 and September 30, 2013. The increase was offset by a $1.58 million decrease in same store sales for 49 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the third quarter of 2013. Management believes that more consistent introduction of new cupcakes, improvements in the caliber of store personnel and a centralized automated ordering system will lead to improvements in same store sales.

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

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business for the three and nine months ended September 30, 2013 were $0.32 million and $1.31 million, respectively, representing a decrease of 2.1% and an increase of 3.0% when compared to the $0.33 million and $1.27 million, respectively, recorded for the same periods in 2012.

During the three and nine months ended September 30, 2013, cupcakes represented 78.2% and 78.5%, respectively, of net sales compared to 76.0% and 77.2%, respectively, for the same periods in 2012.  Sales of candy and other baked goods (i.e., cakes, cookies, brownies, muffins and assorted pastries) for the three and nine months ended September 30, 2013 represented 9.2% and 9.0%, respectively, of net sales compared to 11.1% and 11.0%, respectively, for the same periods in 2012. The stores also sell beverages, including drip coffees, espresso-based drinks, whole-leaf teas,   hot chocolate, and speciality sodas.  During the three and nine months ended September 30, 2013, beverages represented 12.8% and 11.5%, respectively, of Crumbs’ net sales compared to 12.9% and 11.0%, respectively, for the same periods in 2012.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale.  Baked goods are delivered to stores daily by independent commercial bakeries.  In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis.  As of September 30, 2013, Crumbs had a relationship with one commercial bakery in each of New York, Los Angeles, Baltimore, Chicago and Boston.  Beverage materials and packaging are purchased from both national and local suppliers.  The e-commerce division utilizes a third party in Chicago for both shipping and handling.

Cost of sales for the three and nine months ended September 30, 2013 was $5.35 million and $16.36 million, respectively, representing increases of 20.4% and 17.0% when compared to the $4.45 million and $13.98 million, respectively, recorded for the same periods in 2012.  The increases were primarily attributable to 32 new store openings from January 2012 through September 30, 2013, offset by decreases in same store costs.  Cost of sales as a percentage of net sales for the three and nine months ended September 30, 2013 was 46.8% and 45.6%, respectively, as compared to 44.9% and 43.4%, respectively, for the same periods in 2012.  The increases were attributable to a variety of factors, including transitioning our private label coffee business to the “We Proudly Serve” Starbucks program, increased handling costs associated with our e-commerce operation and increased customer sales discounts from promotional products.  Management has instituted programs that it believes will reduce the cost of sales for coffee.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a public relations consultant, promotional displays, advertising, kosher certification, creative production and product promotional giveaways.

Selling expenses for the three and nine months ended September 30, 2013 were $0.57 million and $1.69 million, respectively, representing increases of 93.7% and 71.7% when compared to the $0.30 million and $0.98 million, respectively, recorded for the same periods in 2012.  The increases were due to the addition of a radio advertising campaign, holiday promotional displays, increases in public relations expenses and increases in merchant account fees from new stores.  Selling expenses, as a percentage of net sales, were 5.0% and 4.7%, respectively, for the three and nine months ended September 30, 2013 as compared to 3.0% and 3.1%, respectively, for the same periods in 2012.

Staff expenses include salaries and wages for both store employees, and corporate positions, stock compensation expense, employment taxes, medical insurance and workers compensation insurance.

Staff expenses for the three and nine months ended September 30, 2013 were $4.29 million and $12.19 million, respectively, representing increases of 29.1% and 21.0% when compared to the $3.33 million and $10.07 million, respectively, recorded for the same periods in 2012.  Staff expenses as a percentage of net sales for the three and nine months ended September 30, 2013 were 37.6% and 34.0%, respectively, as compared to 33.6% and 31.2%, respectively, for the same periods in 2012.  The increases were primarily attributable to the addition of corporate staff and staff for new stores, offset by decreases in store staff expenses in existing stores of $0.38 million and $1.15 million for the three and nine months ended September 30, 2013, respectively, when compared to the same period in 2012.  Staff expenses were reduced in an effort to keep labor percentages of sales in line with decreasing store sales. Crumbs added 13 corporate staff positions during the 15 months ended September 30, 2013, which increased staff expenses by approximately $0.15 million and $0.86 million during the three and nine months ended September 30, 2013, respectively.  The increases were offset by decreases of $0.14 million and $0.46 million in staff expenses during the three and nine months ended September 30, 2013, respectively, when compared to the same periods of 2012 that resulted from the elimination of five corporate staff positions during the 15 months ended September 30, 2013.  In addition, Crumbs opened 26 new stores during the 12 months ended September 30, 2013 and staffed the stores with approximately 292 new store staff positions, which increased staff expenses by approximately $1.06 million and $2.54 million during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.

Staff expenses of $2.96 million and $8.36 million were attributable to store staff for the three and nine months ended September 30, 2013, respectively, representing increases of 31.5% and 21.5% when compared to the $2.25 million and $6.88 million, respectively, recorded for the same periods in 2012.  Store staff expenses as a percentage of store net sales for the three and nine months ended September 30, 2013 were 26.7% and 24.4%, respectively, as compared to 23.6% and 22.2%, respectively, for the same periods in 2012.

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

Occupancy expenses for the three and nine months ended September 30, 2013 were $3.56 million and $9.75 million, respectively, representing increases of 41.6% and 33.5% when compared to the $2.51 million and $7.31 million, respectively, recorded for the same periods in 2012.  Occupancy expenses as a percentage of net sales for the three and nine months ended September 30, 2013 were 31.2% and 27.2%, respectively, as compared to 25.4% and 22.7%, respectively, for the same periods in 2012.  The increases in occupancy expenses were primarily related to lease expenses of $1.82 million associated with the opening of 26 stores since September 30, 2012.

General and administrative expenses primarily include corporate expenses, such as public company operating expenses, director stock compensation, office supplies, travel, professional fees, franchise and property taxes and bank service charges.  Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses for the three and nine months ended September 30, 2013 were $0.94 million and $2.97 million, respectively, representing increases of 22.2%  and 23.5% when compared to the $0.77 million and $2.40, respectively, recorded for the same periods in 2012.  General and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2013 were 8.3% and 8.3%, respectively, compared to 7.8% and 7.4%, respectively, for the same periods in 2012.  The increases were primarily attributable to director stock compensation costs, franchise taxes, NASDAQ fees, increases in bank service charges from new stores, and store and office supplies.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to the store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses for the three and nine months ended September 30, 2013 were $0.04 million and $0.43 million, respectively, representing a decrease of 74% and an increase of 33% when compared to the $0.14 million and $0.32 million, respectively, recorded for the same periods in 2012.  New store expenses as a percentage of net sales for the three and nine months ended September 30, 2013 were 0.3% and 1.2%, respectively, compared to 1.4% and 1.0%, respectively, for the same periods in 2012.

Depreciation and amortization expenses for the three and nine months ended September 30, 2013 were $0.72 million and $1.91 million, respectively, representing increases of 50.2% and 37.0% when compared to the $0.48 million and $1.39 million, respectively, recorded for the same periods in 2012.  Depreciation and amortization expenses as a percentage of net sales for the three and nine months ended September 30, 2012 were 6.3% and 5.3%, respectively, as compared to 4.8% and 4.3%, respectively, for the same periods in 2012.  Depreciation and amortization expenses increased primarily as a result of new stores opened during the 12 months ended September 30, 2013, including related lease review and negotiation fees.

Other income (expense) reported for the three and nine months ended September 30, 2013 was $(0.36) million and $(0.55) million, respectively, which was primarily composed of interest expense related to the Convertible Notes, abandoned projects, and changes in the fair value of the liability associated with CBS’ outstanding common stock purchase warrants. The fair value of CBS’ warrant liability was $0.6 million as of September 30, 2013, an increase of $0.3 million over the $0.3 million recorded as of September 30, 2012.  See Notes 1 and 9 to the condensed consolidated financial statements included in Item 1 of Part I of this report for further information about the warrant liability.

Income tax expense for the three and nine months ended September 30, 2013 was $2.39 million as a result of full valuation allowance placed on the deferred tax asset, net of payable to related parties pursuant to tax receivable agreement.

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

Liquidity and Capital Resources

CBS sold approximately $9.85 million of common stock in October 2012 and contributed net proceeds of approximately $9.27 million from that sale to Holdings. See Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this report for additional information about this stock sale. CBS sold $10.00 million in aggregate principal amount of its Convertible Notes at closings that occurred in May 2013 and June 2013 and contributed net proceeds of approximately $9.06 million from that sale to Holdings. See Note 5 to the condensed consolidated financial statements included in item 1 of Part I of this report for additional information about the Convertible Notes. In addition to these cash contributions and the cash that Holdings received from CBS as part of the Merger, Holdings’ primary source of liquidity has been, and is, cash from sales of cupcakes and other baked goods and beverages.  Holdings’ primary uses of cash are cost of sales, operating expenses and capital expenditures, including expenditures associated with the construction and opening of new stores. For the nine months ended September 30, 2013, the Company utilized cash from operations of $7.09 million as a result of continued declining store performance, its new store opening program, as well as timing of collections on receivables, fluctuations in inventories and payments of accounts payables and other accrued expenses. The Company also used $6.58 million of cash for the purchase of property, equipment, intangible and other assets. As of September 30, 2013, Crumbs had $1.13 million in cash and other current assets, net of current liabilities, compared to $5.32 million at December 31, 2012, which could be used for working capital needs and to fund the closing of underperforming store.  No store growth is expected for the remainder of 2013 or 2014.

At September 30, 2013, the Company had cash and cash equivalents of approximately $1,667,000 and an accumulated deficit of approximately $20,195,000. Additionally, for the nine months ended September 30, 2013, the Company utilized cash from operations of approximately $7,147,000 as a result of continued declining store performance as well as timing of collections on receivables, fluctuations in inventories, and payments of accounts payables and other accrued expenses. The Company also used approximately $6,517,000 of cash for the purpose of opening new stores and purchasing other property and equipment, intangibles and other assets. Management does not anticipate opening any new stores in the near future and has begun a process of closing underperforming stores.  Management has initiated several strategies to improve profitability of the remaining stores and is negotiating and entering into various licensing agreements that will provide additional revenue.  In addition, decreases in corporate level expenses have been initiated with additional reductions planned. Although these changes should reduce the amount of expenses in the fourth quarter of 2013 and fiscal year 2014, additional cash will be needed to fund operations through December 31, 2013.  The Company is in the process of identifying potential sources of capital and may use equity and/or debt instruments to fund its future operating cash flow or enter into a strategic arrangement with a third party.   It should be noted, however, that the Company’s ability to sell equity or debt securities and to enter into strategic arrangements is subject to various limitations, and may require the consent of the holders of the Convertible Notes pursuant to their terms.  As such, no assurance can be given that the Company will be successful in securing such additional capital on desirable terms or in the amounts and/or at the times needed. The Company’s inability to secure additional capital as and when needed would likely prevent the Company from funding its cash flow requirements through December 31, 2013, which could cause the Company to default under certain of its contractual obligations, including, without limitation, the Convertible Notes issued by CBS. For additional information about the risk, see the risk factors contained in Item 1A of Part II of this report entitled “We need additional capital to fund cash flow requirements through December 31, 2013, and such capital may not be available on acceptable terms.” and “The Convertible Notes may require CBS to make significant cash payments of interest over the next five years and, unless converted prior to their maturity dates, will require CBS to make substantial principal repayments at maturity. The Convertible Notes also place restrictions on our business that may limit our growth and operations.”

Cash Flows

The Company’s net cash used in operating activities was $7.09 million and $3.12 million, respectively, for the nine months ended September 30, 2013 and 2012.  The increase in operating cash outflows was primarily attributable to an increase in operating expenses in excess of the increase in gross margins for the 2013 periods.

Net cash used in investing activities during the nine months ended September 30, 2013 was $6.58 million compared to $2.67 million during the same period in 2012.  Investing cash outflows during the nine months ended September 30, 2013 consisted primarily of costs related to 21 new stores, internally developed software and construction in progress related to one new store and renovations of an existing store to transform to gluten-free products. For the nine months ended September 30, 2012, investing cash outflows consisted primarily of construction in progress.

  Net cash from financing activities during the nine months ended September 30, 2013 was primarily attributable to the sale of the Convertible Notes and was reduced by $0.9 million of debt issuance costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

               Not Required

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2013 was carried out under the supervision and with the participation of management, including the PEO and the PAO.  Based on that evaluation, management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2013, there was no change in CBS’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

                You should carefully consider the risks described below together with the other information set forth in this report, which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing the Company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business and Industry

We need additional capital to fund cash flow requirements through December 31, 2013, and such capital may not be available on acceptable terms.

We do not expect to generate enough revenue during the three months ending December 31, 2013 to fund our cash flow requirements for that period.  As of September 30, 2013, we had approximately $1,667,000 of cash and cash equivalents on hand.  Given our forecasted capital requirements for the three months ending December 31, 2013 and our cash balance as of September 30, 2013, we will need to raise additional capital prior to December 31, 2013 to continue to fund operations.  Our ability to raise additional capital is primarily based on two sources:  (i) the sale of equity and/or debt securities by CBS; and (ii) our entry into a strategic arrangement with a third party.  Both sources are subject to various limitations and may require the consent of the holders of the Convertible Notes.  In addition, our ability to obtain capital will be subject to a number of factors that are beyond our control, including market conditions, our operating performance and investor sentiment.  As such, no assurance can be given that we will be successful in securing capital on desirable terms or in the amounts and/or at the times needed.   If we are unable to secure capital in the amount necessary to fund our cash flow requirements through December 31, 2013 and beyond, then our operations will likely consume our capital resources and liquidity, our ability to successfully implement our cost-savings and other business strategies could be materially limited, and we could default under certain of our contractual obligations, including, without limitation, CBS’ payment obligations under its Convertible Notes.  If CBS issues additional equity securities, then its stockholders’ ownership will be diluted and the securities that are issued may have rights, preferences or privileges that are senior to those of CBS’ common stock.  If we pursue debt financing, then we may be required to pay interest costs, which could materially impact our future cash flow and liquidity demands.  Any of these factors could have a material adverse effect on the market prices for CBS’ securities.

We have a limited operating history and may be unable to achieve or maintain profitability.

The first Crumbs Bake Shop store was opened in 2003. As of September 30, 2013, we were operating 77 stores, 26 of which had been open for less than one year. Accordingly, there is limited information with which to evaluate our business and prospects. As a result, forecasts of our future revenue, expenses and operating results will not be as accurate as they would be if we had a longer history of operations. In addition, we have recorded substantial operating losses and negative cash flow from operations for each of the three- and nine-month periods ended September 30, 2013 and 2012 and for each of the fiscal years ended December 31, 2012 and 2011.  As of September 30, 2013, we had an accumulated deficit of approximately $20,195,000.  Management expects that we will also incur operating losses and negative cash flow from operations for the quarter and year ending December 31, 2013.  Our actual cash flow will be subject to various factors, such as market acceptance of our existing products and any new products that we develop, marketing and sales costs, our ability to control operating expenses, the extent to which we are able to successfully implement our growth and business strategies, the extent to which we are able and elect to pay interest due under the Convertible Notes in shares of common stock rather than in cash, and the extent to which holders of the Convertible Notes convert them into shares of common stock.  None of these factors are within our control or can be predicted with any certainty.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate, which would in turn impede our ability to achieve our business objectives.  If we are unable to generate sufficient cash flow or obtain additional capital, then we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

The Convertible Notes may require CBS to make significant cash payments of interest over the next five years and, unless converted prior to their maturity dates, will require CBS to make substantial principal repayments at maturity. The Convertible Notes also place restrictions on our business that may limit our growth and operations.

On May 10, 2013, CBS sold and issued $7.0 million in aggregate principal amount of Convertible Notes that will mature on May 10, 2018, and, on June 11, 2013, CBS sold an additional $3.0 million in aggregate principal amount of Convertible Notes that will mature on June 11, 2018. The Convertible Notes are senior in right of payment to almost all other indebtedness of Crumbs, which means that we must make payments under the Convertible Notes when due before we can satisfy our other indebtedness. The terms of the Convertible Notes impose various limitations on our business operations, including, without limitation, our ability to incur additional indebtedness, our ability to repay our existing indebtedness, our ability to sell or otherwise transfer a material asset and our ability to substantially change our business lines and CBS’ ability to raise additional capital by selling its securities. These limitations may prevent us from taking actions with respect to our business operations that management believes are in the best interest of CBS and its investors, which could, in turn, materially and adversely impact our financial condition and results of operations in future periods.

In addition, the Convertible Notes permit their holders to accelerate CBS’ repayment obligations if there is a change in control (as defined in the Convertible Notes) of CBS at any time before the maturity dates of the Convertible Notes. Further, if a change in control occurs on or before the third anniversary of a Note’s issuance date, CBS would be obligated to pay a cash premium on the unpaid principal balance to the holder of that Convertible Note equal to 15.0% if the change in control occurs on or before the first anniversary of the issuance date, 10.0% if the change in control occurs between the first and second anniversaries of the issuance date, and 5.0% if the change in control occurs between the second and third anniversaries of the issuance date. These provisions could delay or make more difficult certain types of transactions involving a change of control of CBS or its management and could adversely affect the market price of CBS’ common stock.

Our business could be materially and adversely affected if we are unable to achieve our growth strategy.

Any inability to achieve our growth strategy could materially and adversely affect our business, financial condition, operating results or cash flows. Our ability to expand our brand successfully will depend on a number of factors, some of which are beyond our control. We may also, from time to time, choose to alter those plans driving our growth strategies based on any one or more of the following factors:

•	ability to drive positive comp store sales;
•	identification and availability of licensing opportunities;
•	development and execution of a franchise model;
•	receipt of all governmental approvals and permits;
•	recruitment of qualified personnel;
•	availability of adequate suppliers of products that meet our quality standards;
•	inclement weather, natural disasters and other calamities;
•	competition in new and existing markets; and
•	general economic conditions.

Our results may fluctuate and could fall below expectations of securities analysts and investors due to various factors beyond our control, resulting in a decline in the market price of CBS' common stock.

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

For these reasons, quarterly results are difficult to forecast and results for any one quarter may not be indicative of results to be expected for any other quarter or for any year. Accordingly, holders of CBS’ securities should not rely upon our historical quarterly results as indications of future performance. Changes in our results, whether due to the foregoing factors or otherwise, could cause the market price of CBS’ common stock to decline.

The geographic concentration of our stores in the Northeast region of the United States subjects us to an increased risk of loss of revenue from events beyond our control or conditions affecting that region.

As of September 30, 2013, we operated 67 of our 77 stores in the Northeast, of which 20 are located in Manhattan, New York. As a result, we are particularly susceptible to adverse trends, severe weather, competition and economic conditions in that area. In addition, given our geographic concentration, negative publicity regarding any of our stores could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in a market.

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

Changes in our average store sales or our inability to increase our average unit sales could cause our operating results to vary adversely from expectations, which could adversely affect our results of operations. Changes in our average sales results may not meet the expectations of investment analysts or investors, which could cause the market price of CBS’ common stock to decline.

Our revenue and profit growth could be adversely affected if same store sales are less than expected.

The aggregate results of operations of our stores have fluctuated in the past and we may not be able to grow or even maintain same store sales in any future period. A variety of factors affect same store sales, including, among others, consumer trends, competition, current economic conditions, pricing, inflation, changes in our product mix and the success of marketing programs. These factors may cause our same store sales results in the future to differ materially from previous periods and our expectations. If this were to happen, our results of operations and profit growth could be adversely affected, which could result in a decline in the market price of the CBS’ common stock.

Our success depends upon the continued retention of key personnel.

We believe that our success is dependent to a significant extent on the efforts and abilities of our senior management team. Certain members of management are currently employed on an ‘‘at-will’’ basis and may resign from employment at any time. Julian R. Geiger, our President and Chief Executive Officer and John D. Ireland, our Senior Vice-President and Chief Financial Officer, have entered into employment agreements with the Company and Holdings. Our inability to retain employees who are key to our success could adversely affect our future performance.

We may not be able to protect our intellectual property adequately, which could harm the value of our brand and adversely affect our business.

Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to build greater brand recognition using our trademarks, service marks and other intellectual property, including our name and logos. Crumbs has made a practice of filing for registration of its core trademarks in the United States and Canada. Crumbs also has registered certain marks in the European Community and Japan; however, if Holdings’ efforts to protect its intellectual property are inadequate, or if a third party misappropriates or infringes on such intellectual property, then the value of our brand may be harmed, which could have a material adverse effect on our business. Although we have not encountered claims against us from prior users of intellectual property relating to our bake shop operations in areas where we operate or intend to conduct operations, there can be no assurances that we will not encounter such claims in the future. Additionally, although we monitor third party uses of our brand, infringing uses could occur, which could dilute the distinctive nature of the Crumbs brand. Any claims against us, or unresolved use by third parties, could harm our image, brand or competitive position or cause us to incur significant costs.

We are subject to risks associated with long-term non-cancelable leases and with respect to the leased real property.

Holdings’ leases executed prior to 2012 generally had initial terms between 10 and 15 years. Holdings generally cannot cancel those leases so if an existing store is not profitable and Holdings decides to close a particular store, it may nonetheless be committed to perform its obligations under the applicable lease including, among other things, payment of the base rent for the remainder of the lease term. In certain instances, there may be change in control provisions in the leases which put Holdings at a competitive disadvantage when negotiating extensions or which require Holdings to obtain landlord consent for certain transactions. Holdings’ leases generally require it to pay a proportionate share of the cost of insurance, taxes, maintenance and utilities. In addition, as each of Holdings’ leases expires, it may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause Holdings to close stores in desirable locations. Finally, locations that we believe are desirable at the time Holdings enters into a lease may become unattractive over time as demographic patterns change, and the risks regarding lease terminations discussed above may limit Holdings’ ability to relocate or close those locations.

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

We currently rely on, and have agreements with, five independent commercial bakeries for the manufacture and daily delivery of our baked goods products in the New York, Los Angeles, Chicago, Boston and Baltimore area markets. Accordingly, we are particularly susceptible to risks related to these suppliers, including their continued ability to maintain sufficient production of baked goods, to produce baked goods that meet our quality standards, and the risk of delivery disruptions that could arise due to a number of factors including adverse weather, traffic conditions and mechanical issues related to their delivery trucks. Our dependence on frequent deliveries to our stores by regional distributors could cause shortages, supply interruptions and/or the need to quickly seek alternative suppliers at higher prices, all of which could adversely impact our operations. Additionally, because none of our stores bake the baked goods they sell, each of our stores is required to estimate and order sufficient inventory daily. If stores are unable to predict the demand accurately, then our profitability and operating results may be adversely affected. There are many factors which could cause shortages or interruptions in the supply of our products, including weather, unanticipated demand, labor, production or distribution problems, quality issues and cost, and the financial health of our suppliers, most of which are beyond our control, and which could have an adverse effect on our business and results of operations.

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

CBS is required by the Sarbanes-Oxley Act of 2002 to establish and maintain disclosure controls and procedures and internal control over financial reporting. These control systems are intended to provide reasonable assurance that material information relating to Crumbs is made known to CBS’ management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented. We may not be able to maintain controls and procedures that are effective at the reasonable assurance level. If that were to happen, our ability to provide timely and accurate information about the Company, including financial information, to investors could be compromised and our results of operations could be harmed. Moreover, if the Company or its independent registered public accounting firm were to identify a material weakness or significant deficiency, our reputation could be harmed and investors could lose confidence in us, which could cause the market price of CBS’ common stock to decline and/or limit the trading market for the common stock.

In point of fact, the Audit Committee of CBS’ Board of Directors, together with management, determined in February 2013 that the Company had misclassified the value of CBS’ common stock purchase warrants as a component of equity rather than as a derivative liability in its consolidated financial statements for the year ended December 31, 2011 and the consolidated financial statements for each of the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011. This misclassification caused the Audit Committee to conclude that such financial statements should be restated. In addition, the misclassification caused management to conclude in its report that was included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2012 that CBS’ disclosure controls and procedures and internal control over financial reporting were not effective at the reasonable assurance level as of December 31, 2012. Although management believes that it is unlikely that the Company will similarly misclassify its warrants in the future, it is possible that the Company may discover other accounting misclassifications or other control system weaknesses or deficiencies in the future that could prevent the Company from timely reporting material information as required by the Exchange Act, cause the Company’s financial statements to be deemed unreliable, and/or have any of the other adverse effects discussed in the foregoing paragraph.

Risks Related to an Investment in the Shares of Common Stock

CBS is a holding company and relies on dividends, distributions, loans and other payments, advances and transfers of funds from Holdings to pay dividends, pay expenses and meet its other obligations.

CBS has no direct operations and no significant assets other than its ownership of all of the New Crumbs Class A Voting Units issued by Holdings (the “Class A Voting Units”) and the deferred tax asset discussed below. Because CBS conducts its operations through Holdings and the subsidiaries of Holdings, CBS depends in large part on those entities for dividends, loans and other payments to generate the funds necessary to meet its financial obligations, including payments under the Tax Receivable Agreement (“Tax Receivable Agreement”) entered into by and among CBS, Holdings and the Members in connection with the Merger, and CBS’ expenses as a publicly traded company, and to pay any dividends with respect to CBS’ common stock. Without the consent of the persons who hold a majority in aggregate principal amount of the Convertible Notes, the terms of the Convertible Notes prohibit Holdings and its subsidiaries from paying any cash dividends to CBS other than those required under the Tax Receivable Agreement and Holdings’ Third Amended and Restated LLC Agreement (the “LLC Agreement”). Under the terms of the LLC Agreement, which was also entered into in connection with the Merger, all proceeds of any securities issuance by CBS are, subject to certain exceptions, required to be contributed or otherwise provided to Holdings and, pursuant to an Exchange and Support Agreement among the Members, Holdings and CBS that was entered into in connection with the Merger, CBS is generally prohibited from engaging in activities other than serving as a publicly traded holding company owning the Class A Voting Units. In addition, CBS is generally required to reserve excess cash generated from income tax distributions from Holdings for the purpose of providing additional working capital to Holdings. Legal and contractual restrictions in agreements governing future indebtedness of Holdings and its subsidiaries, as well as the financial condition and operating requirements of Holdings and its subsidiaries, may limit CBS’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Holdings may not be sufficient to make distributions or loans to enable CBS to pay any dividends on its common stock or satisfy its other financial obligations. CBS’ ability to pay cash dividends to holders of common stock, or satisfy its operating expenses and/or other financial obligations, may be limited by the terms of the LLC Agreement, which generally requires distributions by Holdings to be pro rata to all its members, including CBS and the holders of Class B Units, except in the case of distributions for public company expenses.

Concentration of ownership of CBS may have the effect of delaying or preventing a change in control.

Without giving effect to the shares of common stock that may be issued under the Convertible Notes, CBS’ directors and executive officers beneficially own, in the aggregate, 28.2% of the outstanding voting power of CBS. Such persons, if acting together, have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors, the determination of CBS’ corporate and management policies and the determination of the outcome of significant corporate transaction such as mergers or acquisitions and asset sales. In addition, in the event that CBS’ common stock achieves trading prices of $20 per share for 20 out of 30 consecutive trading days in 2013 and/or CBS achieves adjusted EBITDA (as defined in the Business Combination Agreement) of $17.5 million, $25.0 million, and/or $30.0 million at particular points in time during the period beginning May 6, 2011 and ending on December 31, 2015 (such period referred to as the “Earnout Period”), then certain members of Holdings will be entitled to receive additional securities that will be exchangeable for up to 4,400,000 shares of CBS’ common stock (“Contingency Consideration”). During the Earnout Period, the holders of shares of CBS’ Series A Preferred Stock (the “Series A Holders”), exclusively and as a separate class, are entitled to elect such number of directors of CBS substantially equivalent to a number of directors commensurate with the then-aggregate beneficial ownership of the Series A Holders (the “Commensurate Ownership”); provided, however, that, to the extent that the Commensurate Ownership would result in the ability of the Series A Holders to elect a fraction of a seat on the Board of Directors, the Series A Holders are permitted to “round-up” to the nearest whole-number the number of directors the Series A Holders could appoint to the Board of Directors such that the aggregate number of the directors the Series A Holders could elect would exceed the Commensurate Ownership of the Series A Holders, so long as such rounding-up would not result in the Series A Holders electing a majority of the Board of Directors. Some of our directors and executive officers are members of Holdings who may become entitled to receive such Contingency Consideration. These concentrations of voting power and ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of CBS’ common stock.

Holders of the shares of CBS’ common stock would experience substantial dilution in their investment as a result of subsequent exercises of outstanding warrants, exchanges of other outstanding securities, conversions of the Convertible Notes and/or the issuance of additional shares of CBS’ common stock.

As of the date of this report, there were outstanding warrants to purchase 5,456,300 shares of CBS’ common stock, 2,340,000 outstanding Class B Units that are exchangeable for shares of CBS’ common stock on a one-for-one basis, and $10.0 million in aggregate principal amount of Convertible Notes under which up to 8,448,107 shares of CBS’ common stock may be issued. Pursuant to the arrangements under which the Contingency Securities were issued, Holdings could be required to issue up to an additional 4,400,000 Class B Units. The exercise of the warrants and/or the exchange of the Class B Units would result in the issuance of a significant number of new shares of common stock. In addition, CBS could issue a significant number of shares of common stock in connection with future acquisitions or financings or pursuant to CBS’ Equity Incentive Plan. Any of these issuances would dilute CBS’ existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares.

The Members will receive payments for certain tax benefits that CBS may claim arising in connection with the Merger and related transactions, and the amounts that CBS may pay could be significant.

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

CBS’ common stock could be delisted from the NASDAQ Capital Market if CBS fails to comply with its continued listing standards.

CBS’ common stock is currently listed on the NASDAQ Capital Market. There can be no assurance that CBS will be able to maintain the listing of its common stock on this market. If the NASDAQ Capital Market delists the common stock from trading on its exchange for failure to meet the continued listing standards or timely regain compliance, then CBS and its stockholders could face material adverse consequences which include:

•	a limited availability of market quotations for the shares;
•
a determination that CBS common stock is a “penny stock”, which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;

•	a limited amount of analyst coverage; and/or
•	a decreased ability to issue additional securities or obtain additional financing in the future.

CBS is subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law, as well as its substantial insider ownership.

CBS has provisions in its Certificate of Incorporation and Bylaws that:

•	make it more difficult for a third party to acquire control of CBS, discourage a third party from attempting to acquire control of CBS;
•	enable CBS to issue preferred stock without a vote of stockholders or other stockholder action;
•	make it more difficult for stockholders to take certain corporate actions; and
•	may delay or prevent a change of control.

                 These and other provisions of CBS’ charter documents, certain provisions of Delaware law and the substantial insider ownership of CBS’ securities could delay or make more difficult certain types of transactions involving a change of control of CBS or its management. As a result, the market price of CBS’ common stock may be adversely affected.

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

CRUMBS BAKE SHOP, INC.

Date: November 14, 2013	By:	/s/ Julian R. Geiger
Julian R. Geiger
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2013	By:	/s/ John D. Ireland
John D. Ireland
Senior Vice President-Finance, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 CEO Certification (filed herewith)

31.2	Section 302 CFO Certification (filed herewith)

32.1	Section 906 Certifications (furnished herewith)

101. INS	Instance Document (filed herewith)

101.SCH	Schema Document (filed herewith)

101.CAL	Calculation Linkbase Document (filed herewith)

101.DEF	Definition Linkbase Document (filed herewith)

101.LAB	Labels Linkbase Document (filed herewith)

101.PRE	Presentation Linkbase Document ( filed herewith)

