Form 10-K
period 2013-12-31
Crumbs Bake Shop, Inc.
filed 2014-03-31
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates computed by reference to the closing sales price of such equity on June 28, 2013: $10,953,482.

The number of shares of the registrant’s common stock outstanding as of February 28, 2014: 12,559,976

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement on Schedule 14A to be filed within 120 days of December 31, 2013 in connection with its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Crumbs Bake Shop, Inc.

PART I

When used in this Annual Report on Form 10-K (“Annual Report”), (i) the term “CBS” refers to Crumbs Bake Shop, Inc., (ii) the term “Holdings” refers to Crumbs Holdings LLC, and (iii) the terms “Crumbs”, “the Company”, “we”, “us” and “our” refer collectively to CBS, Holdings and their subsidiaries.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking statements contained in this Annual Report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by the words “anticipate”, “estimate”, “plan”, “project”, “continuing”, “ongoing”, “target”, “aim”, “expect”, “believe”, “intend”, “may”, “will”, “should”, “could”, or the negative of those words and other comparable words. You should be aware that those statements reflect only Registrant’s predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this Annual Report and not place undue reliance on these forward-looking statements.

Factors that could cause actual results to differ materially from historical results and/or cause forward-looking statements to be inaccurate include, without limitation, the risks discussed in Item 1A of Part I of this Annual Report. You should consider carefully these risk factors, as the realization of any of these risks could materially and adversely affect the Company’s business, operating results and financial condition. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

Item 1. BUSINESS.

General

CBS is a Delaware corporation organized in October 2009 under the name 57th Street General Acquisition Corp. for the purpose of acquiring one or more operating businesses or assets. Following the Transaction (as described below), in October 2011, CBS changed its name to Crumbs Bake Shop, Inc. to more accurately reflect the nature of CBS’ business.

CBS, through its consolidated subsidiary, Holdings, a Delaware limited liability company, engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods as well as hot and cold beverages. Crumbs offers these products through its stores, e-commerce division, catering services and wholesale distribution business.

The first Crumbs Bake Shop was opened in 2003 on the Upper West Side of Manhattan. In 2008, with six bake shops open at that time, the founders of Crumbs expanded ownership in their privately held company to include an outside investor and formed Holdings. At the time of the Merger (as described in the following paragraph), Holdings had 35 stores across six states and Washington, D.C.

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

Pursuant to the Business Combination Agreement, in February 2011, CBS commenced a tender offer to purchase up to 1,803,607 shares of its issued and outstanding common stock for $9.98 per share, subject to the conditions set forth in the Offer to Purchase, as supplemented by the tender offer statement on Schedule TO, and the Third Amended and Restated Letter of Transmittal (which together, as amended or supplemented from time to time, constituted the “Offer”). Upon expiration of the Offer on May 4, 2011, CBS purchased all 1,594,584 shares of its common stock validly tendered and not withdrawn, for an aggregate purchase price of $15.9 million.

Upon consummation of the Merger on May 5, 2011, the Members received consideration in the form of newly issued securities and approximately $22.1 million in cash. The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings that were exchangeable for shares of CBS common stock on a one-for-one basis and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS, each of which entitles its holder to cast ten votes in all matters for which the holders of common stock are entitled to vote. Of the Class B Units issued in the Transaction, 2,201,394 have been exchanged for shares of CBS common stock. Of the shares of Series A Preferred Stock issued in the Transaction, 220,139.4 shares have been surrendered and cancelled in connection with the exchange of Class B Units. In addition, Holdings, as the entity surviving the Merger, received, as a capital contribution from CBS, the sum of $13.7 million (not including refunds receivable after the closing of the Merger) after giving effect to the retention of $0.1 million by CBS for future public company expenses and the payment of $0.1 million for CBS’ then outstanding franchise taxes.

Stores

Crumbs’ sells its products primarily through its company-operated stores and on-line at www.crumbs.com. We currently operate 65 stores in New York, New Jersey, California, Illinois, Washington, D.C., Connecticut, Massachusetts, Delaware, Pennsylvania, Rhode Island, New Hampshire, Maryland and Virginia. Information about our store locations as of December 31, 2013 can be found in Item 2 of Part I of this Annual Report.

Store Operations

Store Design and Environment

Our street and full-size mall stores range from approximately 340 to 1,550 square feet with an average store square footage of approximately 980 square feet. Crumbs’ mall kiosk locations have an average size of approximately 180 square feet.

Merchandise Assortment

Crumbs offers a wide variety of high-quality baked goods. Crumbs serves an extensive assortment of cupcake varieties which are offered in four sizes: “Taste Size,” which are bite sized cupcakes measuring about one inch; “Classic Size,” which are the size of traditional cupcakes; “Signature Size,” which are six ounces and close to four inches in height; and “Colossal Size,” which serve between six and eight people.

While cupcakes comprise a majority of Crumbs’ sales mix, Crumbs also offers other baked goods, including cakes, cookies, pastries, scones, croissants, brownies, push-pops and muffins. Crumbs also offers beverages such as drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate, as well as a variety of cold drinks.

Newness and Freshness of Our Product Assortment

When it comes to newness and innovation in baked goods, Crumbs has been a leader for the past ten years. We believe that we continue to occupy that position in cupcakes, but need to extend our creativity to other areas of baked goods. We also believe that it is incumbent upon us to continue to inject new and innovative products into the marketplace. We must continue to give customers new reasons to come into our stores. As an example, in August of 2013 we entered into a licensing arrangement with The Girl Scouts of America, melding the Girl Scout cookie brand and product experience with our own unique cupcakes.

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

Maintaining the Crumbs corporate culture and values are essential. Crumbs believes this concept is important in order to develop and maintain its brand. Crumbs believes that employees are a key to its long-term viability and that its culture fosters personal interaction, mutual respect, trust, empowerment, enthusiasm and commitment.

Training

All Crumbs store employees, both those in management positions and full and part time positions, begin with a training program. Training objectives include conveying and teaching general procedures regarding all aspects of store operations.

Store Closings

Closing of unprofitable stores at a reasonable cost is a key short-term initiative of the Company. During the three months ended December 31, 2013, we closed nine stores in varied geographic areas. Thus far in 2014 we have closed an additional five underperforming stores, with additional closures expected in the future.

Marketing and Promotion

Crumbs’ marketing efforts combine in-store efforts with newspaper and radio advertising geared toward building brand recognition and brand differentiation. Crumbs believes that it is the leader in the gourmet cupcake market, and attempts to reinforce on a consistent basis that it should be a destination store of choice for especially creative and delicious cupcakes.

Other Operations

Crumbs sells its products nationwide through its e-commerce division at www.crumbs.com. The Crumbs website creates brand recognition, even in markets where Crumbs does not have a physical presence. The Crumbs website offers a large variety of cupcakes in two sizes, its Signature Size and Taste Size. Crumbs’ cupcakes are frozen, placed in attractive, specially designed packaging and shipped in insulated containers with dry ice. Crumbs ships anywhere in the 48 contiguous states, and sees an opportunity to capitalize on demand for its product offerings by expanding its store presence.

Weather

Crumbs’ business is impacted by weather. Extreme hot, cold and wet weather have in the past caused, and may in the future cause, decreased sales in the affected stores, especially street locations, and could impact the daily delivery of baked goods.

Seasonality

Although management believes that Crumbs’ business is not seasonal, sales do peak throughout the year on certain holidays/events such as Valentine’s Day, Easter, Mother’s Day, Halloween, Thanksgiving, Christmas and Hanukkah (particularly in the mall locations).

Supply Chain Management

Crumbs’ baked goods are supplied daily from local bakers on a regional basis to its stores. Crumbs believes that this contract manufacturing model has allowed it to have smaller store sizes and lower build out costs compared with its competitors. Crumbs believes that its fresh baked goods facility system and supply chain function provide a competitive advantage. Crumbs has built a data warehouse and centralized automated allocation system to streamline its supply chain management and assist with placing adequate orders with the bakers.

As of December 31, 2013, Crumbs had agreements with local bakers in five different regions. By entering into production agreements with bakery suppliers in each region, Crumbs can better manage the consistent quality of its baked goods in each of its stores in those regions.

Competition

The industry in which Crumbs conducts its business is intensely competitive. Crumbs’ stores compete with well-established national, regional and locally-owned traditional bakeries, cupcake specific bakeries, cafés and other companies providing baked goods and coffee. Additionally, Crumbs competes with certain quick-service restaurants, delicatessens, specialty food stores, take-out food service companies, supermarkets and convenience stores. The principal factors on which Crumbs competes are taste, quality, price of products offered, customer service, atmosphere, location, convenience and overall customer experience. Crumbs also competes for retail space in desirable locations. Many competitors or potential competitors have substantially greater financial and other resources, which may allow them to react more quickly to changes in pricing, marketing and other changing tastes of consumers. Crumbs will continue to encounter additional competitors. See the risk factor entitled, “Our success depends on our ability to compete with cupcake-specific bakeries, traditional bakeries and other food service businesses” that is contained in Item 1A of Part I of this Annual Report under the heading, “Risks Related to Our Business and Industry.”

Business Philosophy and Growth Strategy

Crumbs’ management attempts to create a strong emotional connection with its customers. We believe that this connection will support Crumbs becoming an increasingly recognized and respected brand.

Brand

Crumbs believes that its brand stands for quality, innovation and service. While serving a wide variety of baked goods, Crumbs’ signature product is the cupcake. Crumbs operates in a competitive market but it believes that its cupcake assortment is broader, more diversified and better tasting than those offered by its current competitors.

Expansion Strategy

Crumbs intends to expand through licensing our brand to licensees who manufacture and distribute complementary products, by changing our business model to a store franchising model from the current company-operated model, and by seeking to achieve positive same store sales in its existing stores. Crumbs has used market research to stay in touch with the desires and needs of its customers, and to offer its customers newness, change and innovation in its product assortments.

Licensing

Licensing is central to our strategy for the future and is off to a positibe start, exceeding our initial projections. Through our licensing consultants, we have seen significant interest on the part of retailers to participate in programs that are product extensions for Crumbs, and have the potential for revenue development in classifications that will complement what we currently sell in our own stores without significant adverse sales impact on company-operated stores. We anticipate that these programs will add not only increased revenue, but also visibility, further enhancing the Crumbs brand.

To date we have publicly announced two signed agreements: White Coffee for coffee beans, ground coffee and single serve cups; and Pelican Bay for bake mixes, hot chocolate mixes and related novelty gift items.

Franchising

We are developing strategies and actively working to become a registered franchisor. Our expectation is to be registered to sell Crumbs franchises domestically before September 30, 2014. This program will not be limited to new locations. We will also actively consider converting a significant number of existing operating Crumbs stores from a company-run business model to a franchise model. It is our expectation that moving the daily operation of our stores to a franchisee owner/operator, will alleviate challenges we have historically experienced in delivering consistent customer experience in our stores. Management believes a franchise operator will have a vested interest in reaching the high standards we expect for our customers’ store experience and in efficiently controlling payroll and cost of goods sold.

We are also evaluating an international franchising model, through which we can open Crumbs stores and capitalize on markets that we believe are well targeted for development. Although we are only in the earliest stages of this initiative, it is likely that the first country outside of the United States in which we will franchise stores will be Canada.

Intellectual Property

Crumbs’ brand, intellectual property and its confidential and proprietary information are very important to its business and competitive position.  Crumbs protects these assets through a combination of trademark, trade secret and unfair competition and contract laws.

Crumbs’ U.S. Trademark registrations include:  (i) CRUMBS BAKE SHOP (and design) classified as “retail bakery shops; take-out bakery services;” (ii) CRUMBS BAKE SHOP (and design) classified as “bakery products;” (iii) SERVING SMILES DAILY classified as “retail bakery shops;” (iv) MADE BY HAND, BAKED WITH LOVE classified as “retail bakery shops;” and (v) CRUMBS BAKE SHOP (and design) classified as “retail bakery shops; take-out bakery services.”  Crumbs also has registrations for the trademarks: (i) CRUMBS BAKE SHOP (and design) in Canada, (ii) CRUMBS BAKE SHOP (and design) in the European Community, (iii) CRUMBS GLUTEN FREE on the International Register for China, Colombia, India, Japan, Republic of Korea, and Mexico, (iv) CRUMBS BAKE SHOP on the International Register for China, Colombia, India, Japan, Republic of Korea, and Mexico, and (v) CRUMBS on the International Register for China, Colombia, India, Japan, Republic of Korea, and Mexico.

There are pending U.S. applications – each of which have been approved, published, and will be assigned a registration number imminently – for: (i) CRUMBS BAKE SHOP for “bakery products,” “retail bakery shops,” and “take-out restaurant services featuring bakery products;” (ii) CRUMBS for “bakery products,” “retail bakery shops,” and “take-out restaurant services featuring bakery products;” and (iii) CRUMBS GLUTEN FREE for “gluten free bakery products,” “retail bakery shops featuring gluten free bakery products,” and “take-out restaurant services featuring gluten free bakery products.” Crumbs also has pending applications for the trademarks: (i) CRUMBS GLUTEN FREE in Canada, (ii) CRUMBS in Canada, (iii) CRUMBS BAKE SHOP in Canada, (iv) CRUMBS BAKE SHOP in Panama, (v) CRUMBS GLUTEN FREE in Panama, (vi) CRUMBS GLUTEN FREE in Argentina (two applications, each covering distinct goods/services), (vii) CRUMBS BAKE SHOP in Argentina (two applications, each covering distinct goods/services), (viii) CRUMBS GLUTEN FREE in Chile, (ix) CRUMBS BAKE SHOP in Chile, (x) CRUMBS on the International Register for the European Community, (xi) CRUMBS BAKE SHOP on the International Register for the European Community, and (xii) CRUMBS GLUTEN FREE on the International Register for the European Community.  Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered.

Crumbs also has registered a number of domain names, including www.crumbs.com, www.crumbsbakeshop.com, www.crumbs.jp, www.crumbsbakeshop.eu, www.crumbsbakeshop.ca, www.crumbsbakeshop.co.uk, www.crumbsgf.com, www.crumbsglutenfree.com, www.glutenfreecupcakes.com, www.crumbconfectionary.com, www.crumbconfectionery.com, www.crumbsconfection.com, www.crumbsconfectionary.com, www.crumbsconfectioner.com, www.crumbsconfectioners.com, www.crumbsconfectionery.com, www.crumbshakes.com, www.crumbsshake.com, and www.crumbsshakes.com,   Information on Crumbs’ websites is not incorporated herein by reference.

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

Crumbs’ operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states and municipalities have established minimum wage requirements higher than the current federal level. Crumbs is subject to, and required to comply with, the Americans With Disability Act of 1990, which, among other things, prohibits discrimination on the basis of disability in public accommodations and employment.

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

Employees

As of December 31, 2013, Crumbs had approximately 165 full-time employees (who average at least 30 hours per week).  Of these full-time employees, approximately 45 were employed in general or administrative functions, principally in Crumbs’ main offices (which includes Crumbs’ New York and Maryland offices) and approximately 120 were employed in its stores.  As of December 31, 2013, Crumbs also had approximately 655 part-time hourly employees in its stores.  Crumbs employees at its Newark location are subject to a collective bargaining agreement with Local 1102 RWDSU UFCW. Crumbs considers all its employee relations to be good.  Crumbs places a priority on staffing its stores with skilled employees and has developed a program to train its employees to provide high quality service in its stores.

Available Information

CBS maintains an Internet website at http://www.crumbs.com on which it makes available, free of charge, its Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Item 1A. RISK FACTORS.

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

Risks Related to Our Business and Industry

The report issued by our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2013 includes an explanatory paragraph with respect to our ability to continue as a going concern, which may adversely affect the prices for CBS’ securities and our ability to raise capital.

In their report dated March 31, 2014, which is included in this Annual Report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. We have a history of incurring losses and negative cash flows from operations, have an accumulated deficit as of December 31, 2013, and will require additional financing to fund future operations. The financial statements included in this Annual Report do not include any adjustments that might result from the uncertainty about our ability to continue in business. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, which may include obtaining additional funding from the sale of our securities. The risk that we may not continue as a going concern may cause investors to lose confidence in the Company, which may have a material and adverse effect on the market prices of CBS’ securities. In addition, this risk may prevent us from obtaining necessary financing on favorable terms or in amounts and/or at times that we deem necessary, which could require us to cease or significantly curtail our operations and could cause investors to lose their entire investments.

We need additional capital to fund future cash flow requirements, and we may not be able to obtain such funds on acceptable terms. Raising additional funds by issuing securities or through lending or licensing arrangements may cause dilution to CBS’ existing security holders, restrict our operations or require us to relinquish proprietary rights.

We need to raise additional funds to finance our future operations. Our ability to raise additional funds is primarily based on two sources: (i) the sale of equity and/or debt securities by CBS; and (ii) our entry into a strategic arrangement with one or more third parties. Both sources are subject to various limitations and may require the consent of the holders of CBS’ senior debt instruments. In addition, our ability to obtain capital will be subject to a number of factors that are beyond our control, including market conditions, our operating performance and investor sentiment. As such, no assurance can be given that we will be successful in securing capital on desirable terms or in the amounts and/or at the times needed. If we are unable to secure capital in the amount necessary to fund our future cash flow requirements, then our operations will likely consume our capital resources and liquidity, our ability to successfully implement our cost-savings and other business strategies could be materially limited, and we could default under certain of our contractual obligations, including, without limitation, our payment obligations under the senior unsecured convertible promissory notes issued by CBS and the senior secured convertible promissory notes issued by CBS and Holdings. If CBS issues additional equity securities, then its stockholders’ ownership will be diluted and the securities that are issued may have rights, preferences or privileges that are senior to those of CBS’ common stock.

If we pursue debt financing, then we may be required to pay interest costs, which could materially impact our future cash flow and liquidity demands. Moreover, any future debt financing may involve covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments and/or engage in certain merger, consolidation or asset sale transactions, among other restrictions. If we raise additional funds through licensing or similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or intellectual property or grant licenses on terms that are not favorable to us. Any of these factors could have a material adverse effect on the market prices for CBS’ securities.

We have a limited operating history and may be unable to achieve or maintain profitability.

The first Crumbs Bake Shop store was opened in 2003. As of December 31, 2013, we were operating 70 stores, 22 of which had been open for less than one year. Accordingly, there is limited information with which to evaluate our business and prospects. As a result, forecasts of our future revenue, expenses and operating results will not be as accurate as they would be if we had a longer history of operations, particularly in the mall-based stores. In addition, we have recorded substantial operating losses and negative cash flow from operations for each of the fiscal years ended December 31, 2013 and 2012. As of December 31, 2013, we had an accumulated deficit of approximately $25.0 Million. Management expects that we will also incur operating losses and negative cash flow from operations for the year ending December 31, 2014. Our actual cash flow will be subject to various factors, such as market acceptance of our existing products and any new products that we develop, marketing and sales costs, our ability to control operating expenses, the extent to which we are able to successfully implement our growth and business strategies, the extent to which we are able and elect to pay interest due under our senior secured and unsecured convertible promissory notes in shares of common stock rather than in cash, and the extent to which holders of those notes convert them into shares of common stock. None of these factors are within our control or can be predicted with any certainty. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate, which would in turn impede our ability to achieve our business objectives. If we are unable to generate sufficient cash flow or obtain additional capital, then we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

CBS and Holdings have a substantial amount of senior indebtedness. The inability to repay such indebtedness would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of the date of this report, CBS and Holdings had approximately $3.5 million of principal owing under senior secured indebtedness, evidenced by a convertible Tranche I Note (the “Tranche I Note”) issued under a Senior Secured Loan and Security Agreement (the “Loan Agreement”) by and among Holdings, CBS and Fischer Enterprises, L.L.C. (the “Secured Lender”), and CBS had approximately $9.7 million of principal and interest owning under its senior unsecured indebtedness, evidenced by Senior Convertible Notes (the “Unsecured Notes” and, together with the Tranche I Note, the “Senior Notes”). The Tranche I Note is senior in right of payment to almost all other indebtedness of Crumbs, including the Unsecured Notes, and the Unsecured Notes are senior in right of payment to almost all other indebtedness of Crumbs other than the Tranche I Note. This means that CBS and/or Holdings must make payments under the Senior Notes when due before we can satisfy our other indebtedness. CBS’ and Holdings’ obligations under the Tranche I Note are secured by substantially all of our assets used in continuing operations. If we do not have sufficient capital to pay interest and/or repay principal under the Senior Notes as and when they become due, then CBS and/or Holdings would be in default under the Senior Notes, which would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern. In addition, the terms of the Senior Notes contain various affirmative and negative covenants which could restrict the manner in which we conduct business. If CBS and/or Holdings were to default in any of such covenants or otherwise default under the Senior Notes, then the lenders could, among other things, accelerate the maturity dates of the indebtedness and, in the case of the Tranche I Note, exercise its rights to, among other things, foreclose on our assets. Our outstanding indebtedness could exacerbate or even cause any of the other risks discussed below to be realized.

Subject to certain closing conditions, CBS and Holdings contemplate issuing $1.5 million in additional senior secured indebtedness to the Secured Lender under the Loan Agreement on April 1, 2014, which will be evidenced by a convertible Tranche II Note (together with the Tranche I Note, the “Tranche Notes”) having substantially the same terms as the Tranche I Note.

In addition, the Unsecured Notes permit their holders to accelerate CBS’ repayment obligations if there is a change in control (as defined in the Unsecured Notes) of CBS at any time before the maturity dates of the Unsecured Notes. Further, if a change in control occurs on or before the third anniversary of an Unsecured Note’s issuance date, CBS would be obligated to pay a cash premium on the unpaid principal balance to the holder of that Unsecured Note equal to 15.0% if the change in control occurs on or before the first anniversary of the issuance date, 10.0% if the change in control occurs between the first and second anniversaries of the issuance date, and 5.0% if the change in control occurs between the second and third anniversaries of the issuance date. These provisions could delay or make more difficult certain types of transactions involving a change of control of CBS or its management and could adversely affect the market price of CBS’ securities.

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

Any inability to achieve our growth strategy could materially and adversely affect our business, financial condition, operating results or cash flows. Our ability to expand our brand successfully will depend on a number of factors, some of which are beyond our control. We may also, from time to time, choose to alter those plans driving our growth strategies based on any one or more of the following factors:

•	ability to achieve positive same store sales;

•	identification and availability of licensing opportunities;

•	development and execution of a franchise model;

•	receipt of all governmental approvals and permits;

•	recruitment of qualified personnel;

•	availability of adequate suppliers of products that meet our quality standards;

•	inclement weather, natural disasters and other calamities;

•	competition in new and existing markets; and

•	general economic conditions.

The geographic concentration of our stores primarily in the Northeast region of the United States subjects us to an increased risk of loss of revenue from events beyond our control or conditions affecting that region.

As of December 31, 2013, we operated 63 of our 70 stores in the Northeast, of which 18 are located in Manhattan, New York. As a result, we are particularly susceptible to adverse trends, severe weather, competition and economic conditions in that area. In addition, given our geographic concentration, negative publicity regarding any of our stores could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in a market.

Security holders should not rely on our historical average store sales because they may not be indicative of future results.

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

Changes in our average store sales or our inability to increase our average unit sales could cause our operating results to vary adversely from expectations, which could adversely affect our results of operations. Changes in our average sales results may not meet the expectations of investment analysts or investors, which could cause the market price of CBS’ securities to decline.

Our revenue and growth could be adversely affected if same store sales are less than expected.

The aggregate results of operations of our stores have fluctuated in the past and we may not be able to grow or even maintain same store sales in any future period. A variety of factors affect same store sales, including, among others, consumer trends, competition, current economic conditions, pricing, inflation, changes in our product mix and the success of marketing programs. These factors may cause our same store sales results in the future to differ materially from previous periods and our expectations. If this were to happen, our results of operations and growth could be adversely affected, which could result in a decline in the market prices of CBS’ securities.

Our success depends upon the continued retention of key personnel.

We believe that our future success is dependent to a significant extent on the efforts and abilities of our senior management team. All members of management are currently employed on an ‘‘at-will’’ basis and may resign from employment at any time. Our inability to retain employees who are key to our success could adversely affect our future performance.

We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.

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

Holdings’ leases executed prior to 2012 generally had initial terms between 10 and 15 years. Holdings generally cannot cancel those leases so if an existing store is not profitable and Holdings decides to close a particular store, it may nonetheless be committed to perform its obligations under the applicable lease including, among other things, payment of the base rent for the remainder of the lease term. In certain instances, there may be change in control provisions in the leases which put Holdings at a competitive disadvantage when negotiating extensions or which require Holdings to obtain landlord consent for certain transactions. Holdings’ leases generally require it to pay a proportionate share of the cost of insurance, taxes, maintenance and utilities. In addition, as each of Holdings’ leases expires, it may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause Holdings to close stores in desirable locations. Finally, locations that we believed were desirable at the time Holdings entered into a lease may have become unattractive over time as demographic patterns and other consumer shopping changes occur, and the risks regarding lease terminations discussed above may limit Holdings’ ability to relocate or close those locations.

If we were to default on one or more of our operating leases, then the applicable lessors could terminate the affected leases and we could lose possession of the affected real estate.

We lease all of the real estate on which our retail stores are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected real estate and any improvements thereon. This may have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected retail stores. In addition, such defaults could also constitute an event of default under the Senior Notes, which would permit the lenders to, among other things, accelerate the maturity dates of that indebtedness and, in the case of the Tranche I Note, exercise its rights to, among other things, foreclose on our assets. As of March 28, 2014, we owed unpaid rent of approximately $1.2 million related to 23 leased properties.

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

The Members will receive payments for certain tax benefits that CBS may claim arising in connection with the Merger and related transactions, and the amounts that CBS may be required to pay could be significant.

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

It is possible that the payments that CBS may be required to pay under the Tax Receivable Agreement will be substantial. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. There may be a material negative effect on CBS’ liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual benefits CBS realizes in respect of the tax attributes subject to the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of CBS’ securities by the Members.

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

Risks Related to an Investment in CBS’ Securities

CBS is a holding company and relies on dividends, distributions, loans and other payments, advances and transfers of funds from Holdings to pay dividends, pay expenses and meet its other obligations.

CBS has no direct operations and no significant assets other than its ownership of all of the New Crumbs Class A Voting Units issued by Holdings (the “Class A Voting Units”) and the deferred tax asset discussed below. Because CBS conducts its operations through Holdings and the subsidiaries of Holdings, CBS depends in large part on those entities for dividends, loans and other payments to generate the funds necessary to meet its financial obligations, including payments under the Tax Receivable Agreement (“Tax Receivable Agreement”) entered into by and among CBS, Holdings and the Members in connection with the Merger, and CBS’ expenses as a publicly traded company, and to pay any dividends with respect to CBS’ common stock. Without the consent of the requisite holders of the Senior Notes, the terms of the Senior Notes prohibit CBS from paying any cash dividends and prohibit Holdings and its subsidiaries from paying any cash dividends other than to CBS, except as required under the Tax Receivable Agreement and Holdings’ Third Amended and Restated LLC Agreement (the “LLC Agreement”). Under the terms of the LLC Agreement, which was also entered into in connection with the Merger, all proceeds of any securities issuance by CBS are, subject to certain exceptions, required to be contributed or otherwise provided to Holdings and, pursuant to an Exchange and Support Agreement among the Members, Holdings and CBS that was entered into in connection with the Merger, CBS is generally prohibited from engaging in activities other than serving as a publicly traded holding company owning the Class A Voting Units. In addition, CBS is generally required to reserve excess cash generated from income tax distributions from Holdings for the purpose of providing additional working capital to Holdings. Legal and contractual restrictions in agreements governing future indebtedness of Holdings and its subsidiaries, as well as the financial condition and operating requirements of Holdings and its subsidiaries, may limit CBS’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Holdings may not be sufficient to make distributions or loans to enable CBS to pay any dividends on its common stock or satisfy its other financial obligations. CBS’ ability to pay cash dividends to holders of common stock, or satisfy its operating expenses and/or other financial obligations, may be limited by the terms of the LLC Agreement, which generally requires distributions by Holdings to be pro rata to all its members, including CBS and the holders of Class B Units, except in the case of distributions for public company expenses.

CBS has no history of paying cash dividends on its common stock, and it is unlikely that CBS will pay cash dividends in the foreseeable future.

CBS has not previously paid cash dividends on its common stock. The terms of the Senior Notes prohibit CBS from redeeming, repurchasing or declaring or paying any cash dividends on its common stock without the consent of the requisite holders of the Senior Notes. Because of this restriction on dividends and the limitations discussed in the foregoing risk factor, coupled with our history of losses in prior fiscal periods, it is unlikely that CBS’ Board of Directors will declare or pay any cash dividends in the foreseeable future. As a result, an investor’s only opportunity to achieve a return on an investment in shares of the common stock may be limited to sales of those shares at times when the market prices of the shares have appreciated above the prices paid by the investor at the time of investment.

Concentration of ownership of CBS may have the effect of delaying or preventing a change in control.

Without giving effect to the shares of common stock that may be issued under the Senior Notes, the Series A Holders and CBS’ directors and executive officers beneficially own, in the aggregate, approximately 22.5% of the outstanding voting power of CBS. Such persons, if acting together, have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors, the determination of CBS’ corporate and management policies and the determination of the outcome of significant corporate transaction such as mergers or acquisitions and asset sales. In addition, if CBS achieves adjusted EBITDA (as defined in the Business Combination Agreement) of $17.5 million, $25.0 million, and/or $30.0 million at particular points in time during the period beginning May 6, 2011 and ending on December 31, 2015 (such period referred to as the “Earnout Period”), then certain members of Holdings will be entitled to receive additional securities that will be exchangeable for up to 4,400,000 shares of CBS’ common stock (“Contingency Consideration”). During the Earnout Period, the holders of shares of CBS’ Series A Preferred Stock (the “Series A Holders”), exclusively and as a separate class, are entitled to elect such number of directors of CBS substantially equivalent to a number of directors commensurate with the then-aggregate beneficial ownership of the Series A Holders (the “Commensurate Ownership”); provided, however, that, to the extent that the Commensurate Ownership would result in the ability of the Series A Holders to elect a fraction of a seat on the Board of Directors, the Series A Holders are permitted to “round-up” to the nearest whole-number the number of directors the Series A Holders could appoint to the Board of Directors such that the aggregate number of the directors the Series A Holders could elect would exceed the Commensurate Ownership of the Series A Holders, so long as such rounding-up would not result in the Series A Holders electing a majority of the Board of Directors. Some of our directors and executive officers are members of Holdings who may become entitled to receive such Contingency Consideration. These concentrations of voting power and ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of CBS’ common stock.

Holders of the shares of CBS’ common stock would experience substantial dilution in their investment as a result of subsequent exercises of outstanding warrants, exchanges of other outstanding securities, conversions of the Senior Notes and/or the issuance of additional shares of CBS’ common stock.

As of the date of this report, there were outstanding warrants to purchase 5,456,300 shares of CBS’ common stock, 2,340,000 outstanding Class B Units that are exchangeable for shares of CBS’ common stock on a one-for-one basis, $3.5 million in aggregate principal amount due under the Tranche I Note under which up to approximately 875,000 shares of common stock may be issued, and $9.7 million in aggregate principal amount of Unsecured Notes under which up to 7,901,566 shares of CBS’ common stock may be issued. Pursuant to the arrangements under which the Contingency Securities were issued, Holdings could be required to issue up to an additional 4,400,000 Class B Units. The exercise of the warrants and/or the exchange of the Class B Units would result in the issuance of a significant number of new shares of common stock. In addition, CBS could issue a significant number of shares of common stock in connection with future acquisitions or financings or pursuant to CBS’ Equity Incentive Plan. Any of these issuances would dilute CBS’ existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares.

The Units, CBS’ common stock and/or the Warrants could be delisted from the NASDAQ Capital Market if CBS fails to comply with its continued listing standards.

The Units, CBS’ common stock and the Warrants are currently listed on the NASDAQ Capital Market. There can be no assurance that CBS will be able to maintain the listing of these securities on this market. If the NASDAQ Capital Market delists any of these securities from trading on its exchange for failure to meet the continued listing standards or timely regain compliance, then CBS and its security holders could face material adverse consequences which include:

•	a limited availability of market quotations for the securities;
•	a determination that CBS common stock is a “penny stock”, which would require brokers trading in the common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the common stock;
•	a limited amount of analyst coverage; and/or
•	a decreased ability to issue additional securities or obtain additional financing in the future.

CBS is subject to anti-takeover effects of certain charter and bylaw provisions, Delaware law and the Senior Notes, as well as its substantial insider ownership.

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

The terms of the Tranche I Note require CBS and Holdings to provide prior notice to the lender if they or any of their subsidiaries intend to enter into a transaction that could cause a change in control (as defined in the Loan Agreement), and a failure to provide such notice in accordance with the Tranche I Note would constitute an event of default thereunder. As discussed above, the terms of the Unsecured Notes require CBS to pay a cash premium on the unpaid principal balance in the event of a change in control under certain circumstances.

  These and other provisions of CBS’ charter documents, certain provisions of Delaware law, the terms of the Senior Notes, and the substantial insider ownership of CBS’ securities could delay or make more difficult or expensive certain types of transactions involving a change of control of CBS or its management. As a result, the market price of CBS’ securities may be adversely affected.

The Senior Notes impose certain director nomination requirements on CBS’ Board of Directors.

The terms of the Unsecured Notes provide that for so long as (i) Michael Serruya, any of his family members or any of his or their respective affiliates (collectively, the “Serruya Group”) (a) is a holder of an Unsecured Note and (b) beneficially owns in excess of 1.0% of CBS’ common stock, and (ii) the Serruya Group and the other persons who purchased Unsecured Notes, in the aggregate, beneficially own in excess of 5.0% of CBS’ common stock, the Nominating and Corporate Governance Committee of CBS’ Board of Directors (the “Nominating Committee”) is obligated to nominate Mr. Serruya or his designee for election to the Board at each meeting of CBS’ stockholders at which directors are to be elected and the Board is obligated to recommend to stockholders that such designee be so elected, except in the case where the designee cannot satisfy all legal and corporate governance requirements regarding service as a director or the nomination or recommendation of the designee would cause the Nominating Committee or the Board to breach a fiduciary duty. Based on its current beneficial ownership of the issued and outstanding shares of CBS common stock, the Serruya Group has the right to designate one member to the Board. A failure by the Nominating Committee or the Board to comply with their respective nomination obligations would constitute an event of default under the Unsecured Notes.

For so long as either of the Tranche Notes remains outstanding (the “Representation Period”), the Secured Lender will have the right, at any time, to: (i) appoint a representative to attend any and all meetings of CBS’ Board of Directors, and (ii) provided that the Secured Lender or its affiliates (a) is a holder of a Tranche Note and (y) beneficially owns in excess of 5.0% of CBS’ common stock, designate one director candidate for appointment to CBS’ Board of Directors. Following the issuance of the Tranche II Note and throughout the Representation Period (but subject to the foregoing ownership requirements), the Secured Lender will have the right, at any time, to designate a second director candidate for appointment to CBS’ Board of Directors. The foregoing designation rights are, however, subject to the satisfaction of any applicable corporate governance standards and other legal requirements of the NASDAQ Capital Market. The Nominating Committee is required to nominate each such candidate for election to the Board of Directors at each meeting of CBS’ stockholders held during the Representation Period at which directors are to be elected commencing with the first annual meeting after which the Secured Lender has designated a candidate, and CBS’ Board is required to recommend to the stockholders that such candidate be elected at such meeting. Based on its current beneficial ownership of the issued and outstanding shares of CBS common stock, the Secured Lender has the right to designate one member to the Board and upon issuance of the Tranche II Note will have the right to designate a second member to the Board.

Accordingly, and although the power to elect directors will remain with CBS’ stockholders, these nomination obligations will reduce the number of persons that the Nominating Committee and the Board have the sole right to nominate and recommend for nomination.

Item 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable because CBS is a “smaller reporting company.”

Item 2. PROPERTIES.

Holdings, through its subsidiaries, leases all of the premises at which Crumbs’ retail stores are located. The following table sets forth certain information about these stores as of December 31, 2013:

Location	Number of Stores
California	3
Connecticut	4
Delaware	1
Illinois	4
Manhattan, NY	18
Maryland	3
Massachusetts	5
New York (suburb)	7
New Hampshire	2
New Jersey	11
Pennsylvania	4
Rhode Island	1
Virginia	2
Washington, DC	5
TOTAL	70

The size of Crumbs’ street and in-line mall stores ranges from approximately 340 to 1,550 square feet with an average of 980 square feet. Crumbs’ mall kiosk locations have an average size of approximately 180 square feet. Crumbs leases all of its stores. Although lease terms for its stores vary, leases generally have initial terms between 5 and 15 years with renewal options at many stores. The leases generally require Crumbs to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. In addition, 38 of Crumbs’ store leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amounts. Most of Crumbs’ leases also contain rent escalation clauses.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Units, shares of the common stock and the Warrant are listed on the NASDAQ Capital Market under the symbols “CRMBU”, “CRMB” and “CRMBW”, respectively. The high and low sales prices (rounded to the nearest cent) as reported on the NASDAQ Capital Market for the Units, the common stock and the Warrants for each quarterly period of 2013 and 2012 are set forth below.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
December 31, 2013	$0.73	$1.60	$0.70	$1.55	$0.03	$0.12
September 30, 2013	1.01	3.34	0.79	1.27	0.06	0.19
June 30, 2013	1.15	5.72	1.11	3.00	0.05	0.12
March 31, 2013	2.57	10.00	1.94	3.49	0.06	0.10
December 31, 2012	2.71	3.50	3.50	4.20	0.12	0.28
September 30, 2012	2.66	3.61	3.50	3.86	0.09	0.20
June 30, 2012	2.35	3.70	2.00	3.57	0.02	0.15
March 31, 2012	3.85	4.00	2.21	3.40	0.03	0.15

On March 25, 2014, the closing sales prices as reported on the NASDAQ Capital Market of the Units, the common stock and the Warrants were $0.71 per Unit, $0.60 per share and $0.05 per Warrant.

CBS did not pay any dividends on its common stock during 2013 or 2012.

As of February 28, 2014, there was one holder of record of the Units, there were 102 holders of record of the common stock, and there was one holder of record of the Warrants, in each case not including beneficial holders whose securities are held in street name.

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

The declaration and payment of any dividends is at the discretion of CBS’ Board of Directors, provided that for so long as any shares of Series A Preferred Stock remain outstanding, the vote of at least a majority of the outstanding shares of Series A Preferred Stock, voting separately as a series, will be necessary for CBS to declare any dividend or distribution on shares of common stock (other than in connection with a liquidation) in shares of common stock, unless a proportionate dividend or distribution of shares of Series A Preferred Stock is also declared on the Series A Preferred Stock. In addition, the terms of the LLC Agreement, the Certificate of Designation and the Exchange and Support Agreement require that certain distributions of stock to holders of CBS common stock be accompanied by an identical distribution by Holdings to its members holding Class B Units. Furthermore, as discussed above, the terms of the Senior Notes limit CBS and Holdings ability to declare dividends or make other distributions on their respective securities. See the risk factor in Item 1A of Part I of this Annual Report entitled, “CBS has no history of paying cash dividends on its common stock, and it is unlikely that CBS will pay cash dividends in the foreseeable future’ for further information about these and other dividend restrictions.”

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding CBS’ equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this Annual Report on Form 10-K and is incorporated herein by reference.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities by CBS during 2013 were previously reported in CBS’ Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Purchases of Equity Securities

None.

Item 6. SELECTED FINANCIAL DATA.

This item is not required because CBS is a “smaller reporting company”.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

CBS is a Delaware corporation organized in October 2009 under the name 57th Street General Acquisition Corp. 57th Street was organized as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. Following the Transaction (discussed above in Item 1 of Part I of this Annual Report), in October 2011, 57th Street changed its name to Crumbs Bake Shop, Inc. to reflect the nature of its business more accurately.

CBS, through its consolidated subsidiary, Holdings, engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods under the trade name “Crumbs Bake Shop”. Cupcake sales have historically comprised the majority of Crumbs’ business. Crumbs believes its baked goods appeal to a wide demographic of customers who span a broad range of socio-economic classes. Crumbs operates in commercial and residential sections of urban and suburban markets.

As of December 31, 2013, there were 70 Crumbs Bake Shop stores operating in twelve states and Washington, D.C., including 18 stores in Manhattan, New York. Of the total stores, 22 were opened in 2013. Crumbs’ sales are primarily conducted through its stores in California, Connecticut, Delaware, Illinois, Maryland, Massachusetts, New Hampshire, New York, New Jersey, Pennsylvania, Rhode Island, Washington, D.C. and Virginia. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business, catering services and Crumbs’ e-commerce division at http://www.crumbs.com which ships cupcakes nationwide.

Recent Initiatives

In an effort to maximize overall profitability and stockholder value, management continuously evaluates store performance and the effectiveness of and outlook for Crumbs’ strategies. Management seeks to formulate and implement changes that it believes will correct weaknesses in store operations that could be causing declining sales results. Monthly operating performance at a number of Crumbs’ stores has continued to decline through December 31, 2013. Management has initiated the process of closing underperforming stores. To date, fifteen such stores have been closed. Management believes that the future success of Crumbs is dependent, in part, on a shift in strategy from company owned stores to a franchising model as well as continuing to expand its licensing business.

In October 2012, to fund its strategies, CBS consummated a private placement of common stock in which it received gross proceeds of approximately $9.9 million (the “Capital Transaction”). In addition, CBS sold $10.0 million in aggregate principal amount of its Unsecured Notes at closings that occurred in May 2013 and June 2013 and contributed net proceeds of approximately $9.1 million from that sale to Holdings (the “Unsecured Note Transaction”). In January 2014, CBS and Holdings entered into the Loan Agreement with the Secured Lender whereby the Secured Lender agreed to make a term loan to CBS and Holdings in the original principal amount of $5,000,000. These transactions are further discussed below under the heading “Liquidity and Capital Resources”.

Results of Operations and Known Trends

Crumbs’ results of operations as a percentage of net sales and variances between 2013 and 2012 are discussed in the following sections.

Net Loss

For the year ended December 31, 2013 Crumbs recorded a net loss attributable to common stockholders of $(15.3) million, or basic and diluted net loss per common share of $(1.32), compared to a net loss attributable to common stockholders of $(7.7) million, or basic and diluted net loss per common share of $(1.12), for the year ended December 31, 2012.

Net Sales

On January 1, 2013 there were 39 stores in the same store base, with 14 additional stores entering the base and 11 stores closing during the year, for a total of 42 stores in the same store base at December 31, 2013. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Net sales in 2013 were $47.2 million, an increase of 9.7% over $43.0 million in 2012. This increase was primarily attributable to $9.6 million in sales from 43 new stores opened between October 7, 2011 and December 31, 2013. The increase was offset by a $5.7 million decrease in same store sales for 42 stores in the same store sales base, including partial periods from new stores that entered the same store sales base during the year. The decrease in same store sales was predominately due to reduced customer traffic in our stores, particularly in our mall-based stores, resulting in a lower volume of transactions.

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

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business in 2013 were $1.9 million, an increase of 6.7%, when compared to the $1.7 million recorded in 2012. During 2013, net sales from the e-commerce division declined by $0.1 million, while net sales from catering services increased by $0.3 million and net sales from the wholesale distribution business did not change.

During 2013, cupcakes represented 78.4% of net sales compared to 77.0% in 2012. Sales of candy and other baked goods (i.e., cakes, cookies, brownies, muffins and assorted pastries) in 2013 represented 9.5% of net sales compared to 10.8% in 2012. The stores also sell beverages including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. In 2013, beverages represented 11.4% of Crumbs’ net sales compared to 11.1% in 2012.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of December 31, 2013, Crumbs had relationships with five commercial bakeries – one in each of New York, Los Angeles, Baltimore, Boston, and Chicago. Beverage materials and packaging were purchased from both national and local suppliers. The e-commerce division utilized a third party in Chicago for both shipping and handling.

Cost of sales in 2013 was $21.7 million, an increase of 13.9% over the $19.1 million recorded in 2012. The increase was primarily attributable to 42 new store openings from October 2011 through December 31, 2013, offset by decreases in same store costs. Cost of sales, as a percentage of net sales, was 46.0% in 2013 compared to 44.3% in 2012. The increase was attributable to a variety of factors, including transitioning our private label coffee business to a new vendor, increases in the cost of baked goods (both through increased levels of discarded product and cost increases from bakers), and increased customer sales discounts from promotional programs.  Management has instituted programs to reduce the levels of discarded baked goods and coffee. In the fourth quarter of 2013, the coffee program was transitioned back to the previous vendor resulting in lower product costs.

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

Staff expenses in 2013 were $16.4 million, an increase of 5.5% when compared to the $15.5 million recorded in 2012. Staff expenses for 2012 included $1.9 million of non-cash expense associated with the vesting of stock compensation granted to Julian R. Geiger. The increase was attributable to the addition of corporate staff, staff for new stores and stock compensation expense related to the issuance of shares of CBS common stock to Crumbs’ employees, offset by a $1.3 million decrease in store staff expenses in existing stores. Staff expenses were reduced in an effort to keep labor percentages in line with decreasing store sales. Crumbs added eight corporate staff positions in 2013, which increased staff expenses by approximately $0.5 million in 2013, offset by a decrease in staff expenses of $0.4 million from four corporate staff positions eliminated in 2013. In addition, Crumbs opened 22 new stores in 2013and staffed the stores with 298 new store staff positions, which increased staff expenses by approximately $3.2 million in 2013. Staff expenses, as a percentage of net sales, were 34.7% in 2013 compared to 36.1% in 2012.

Staff expenses of $11.1 million were attributable to store staff expense in 2013 compared to $9.2 million in 2012, an increase of 21.1%. Store staff expenses as a percentage of store net sales in 2013 were 24.6% compared to 22.2% in 2012.

Occupancy expenses are primarily attributable to leases of Crumbs’ stores and corporate offices. Generally, the leases have initial terms between 5 and 15 years, and many contain renewal options. Most lease agreements contain rent escalation clauses, and some contain contingent rent provisions, tenant improvement allowances and rent holidays. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over the terms of the leases. This treatment results in a non-cash expense in the early years of these leases that reverses in the later years of the leases. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance and marketing funds, are also included in occupancy expenses, as well as expenses related to utilities, cleaning, licenses, maintenance, property and liability insurance associated with the leased locations.

Occupancy expenses in 2013 were $12.7 million, an increase of 27.0% when compared to the $10.0 million recorded in 2012. Occupancy expenses, as a percentage of net sales, were 27.0% in 2013 compared to 23.3% in 2012. Occupancy expense increases were primarily related to lease expenses and utilities associated with the opening of 11 stores during 2012 and 22 stores during 2013. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses. Post-opening lease expenses were $10.2 million in 2013 compared to $8.0 million in 2012, an increase of 28.7%.

General and administrative expenses primarily include corporate expenses such as public company operating expenses, office supplies, travel, professional fees and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses in 2013 were $4.0 million, an increase of 19.9% when compared to the $3.3 million recorded in 2012. General and administrative expenses, as a percentage of net sales, were 8.5% in 2013 compared to 7.7% in 2012. The increase was primarily attributable to public company costs and store supplies, offset by a reduction in outside consulting and other professional fees.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to store opening date, related occupancy costs incurred prior to opening and start-up and promotion of new store openings.

New store expenses in 2013 were $0.4 million, a decrease of 4.7% when compared to the $0.5 million recorded in 2012. New store expenses, as a percentage of net sales, were 0.9% in 2013 compared to 1.1% in 2012. The decreases were primarily attributable to new stores with shorter pre-opening periods and lower base rent in 2013 when compared to 2012.

Depreciation and amortization expenses in 2013 were $2.6 million, an increase of 37.6% when compared to the $1.9 million recorded in 2012. Depreciation and amortization expenses, as a percentage of net sales, were 5.6% in 2013 compared to 4.5% in 2012. Depreciation and amortization expenses increased primarily as a result of new stores opened in the second half of 2012 and in 2013, including related lease review and negotiation fees.

In 2013, Crumbs recorded a non-cash loss on impairment of leasehold improvements related to six underperforming stores, including one store in each of California, New York, Massachusetts, Pennsylvania, Virginia and New Jersey. In February 2014 and March 2014, lease termination agreements were executed for the Pennsylvania and New York stores, respectively, and each were closed within the same month. No decision has been made by management to close the remaining impaired stores. The net book value of the assets remaining after impairing all leasehold improvements at the stores was $0.4 million and $0.6 million as of December 31, 2013 and 2012, respectively, and included tangible personal property that Crumbs could utilize in other stores during the assets’ remaining useful lives. In 2012, Crumbs recorded a non-cash loss on impairment of leasehold improvements related to nine underperforming stores, including three stores in the District of Columbia, three stores in Chicago and three stores in New York City.

Other Income

The decrease in fair value of Crumbs’ warrant liability was $0.1 million in 2013, a decrease of 80.0% when compared to the $0.3 million recorded in 2012. See Notes 1 and 9 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for further information about the warrant liability.

Income Taxes

The income tax expense was $2.4 million in 2013 as compared to an income tax benefit of $0.01 million in 2012, and Crumbs’ effective tax rate was a 40.0% and a 0.2% benefit for 2013 and 2012, respectively. See Note 7 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for further information about income amounts.

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

Hurricane Sandy resulted in the loss of approximately 250 days of business (number of stores times number of days) of business during October and November 2012 resulting in an estimated loss of approximately $0.7 million of net sales. In 2013, Crumbs received and recorded $0.1 million in insurance recoveries related to the business interruption losses caused by the hurricane

Liquidity and Capital Resources

CBS sold approximately $9.9 million of common stock in October 2012 and contributed net proceeds of approximately $9.3 million from that sale to Holdings.  See Note 15 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for additional information about this stock sale.  CBS sold $10.0 million in aggregate principal amount of its Unsecured Notes at closings that occurred in May 2013 and June 2013 and contributed net proceeds of approximately $9.1 million from that sale to Holdings.  See Note 6 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for additional information about the Unsecured Notes. In addition to these cash contributions and the cash that Holdings received from CBS as part of the Merger, Holdings’ primary source of liquidity has been, and is, cash from sales of cupcakes and other baked goods and beverages. Holdings’ primary uses of cash are cost of sales, operating expenses and capital expenditures, including expenditures associated with the construction and opening of new stores. As of December 31, 2013, Crumbs had $2.6 million of current liabilities in excess of cash and other current assets, compared to $5.3 million in cash and other current assets, net of current liabilities at December 31, 2012.

At December 31, 2013, the Company had cash and cash equivalents of approximately $0.9 million and an accumulated deficit of approximately $25.0 million.

Management is in the process of closing underperforming stores. Management has also initiated strategies to improve profitability of the remaining stores. In addition, management has negotiated and entered into various licensing agreements that will provide additional revenue, and is actively working to become a registered franchisor. Management’s goal is to be registered to sell Crumbs franchises domestically no later than September 30, 2014. The licensing and franchising programs may include converting a significant number of existing operating Crumbs stores from company-owned to a franchise arrangements.

In addition, decreases in corporate level expenses have been initiated with additional reductions planned. Although these changes should reduce expenses in 2014, additional cash will be needed to fund operations in 2014. The Company is in the process of identifying potential sources of capital and may use equity and/or debt instruments to fund its future cash needs or possibly enter into a strategic arrangement with a third party. The Company’s ability to sell equity or debt securities and to enter into strategic arrangements is subject to various limitations, and may require the consent of the holders of the Senior Notes. No assurance can be given that the Company will be successful in securing additional capital on desirable terms or in the amounts and/or at the times needed.

If the Company is unable to secure the additional capital that it needs, then the Company will likely be prevented from funding its cash needs throughout 2014. This could cause the Company to default under certain of its contractual obligations, including, without limitation, the Senior Notes and certain of its operating leases. For additional information about this risk, see the Risk Factors in Item 1A of Part II of this report entitled “We need additional capital to fund future cash flow requirements, and we may not be able to obtain such funds on acceptable terms. Raising additional funds by issuing securities or through lending or licensing arrangements may cause dilution to CBS’ existing security holders, restrict our operations or require us to relinquish proprietary rights.”

On January 20, 2014, in an effort to increase the cash resources available to fund this strategy, CBS and Holdings entered into the Loan Agreement with the Secured Lender whereby the Secured Lender agreed to make a term loan to CBS and Holdings in the original principal amount of $5,000,000. The term loan consists of two tranches. The first tranche, in the original principal amount of $3,500,000, funded on January 21, 2014 and, subject to various closing conditions set forth in the Loan Agreement, the second tranche, in the original principal amount of $1,500,000, is scheduled to be funded on or before April 1, 2014.  Because of the conditions to the closing of the second tranche, however, no assurance can be given that the closing will occur. See Note 16 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for further information about this potential transaction.

Cash Flows

Crumbs’ net cash used in operating activities in 2013 was $7.6 million compared to $4.2 million in 2012. The increase in operating cash outflows in 2013 was primarily attributable to continued declining store performance and new store opening program, partially offset by the reduction of prepaid rent payments and an increase in accounts payable and accrued expenses.

Net cash used in investing activities in 2013 was $6.8 million compared to $4.8 million in 2012. Investing cash outflows in 2013 consisted primarily of costs related to 22 new stores and costs associated with internally developed software. In 2012, investing cash outflows consisted primarily of costs related to 11 new stores, construction in progress related to nine stores and corporate computer equipment purchases.

As noted above, the Unsecured Notes provided cash inflow of $9.1 million in 2013, and the Capital Transaction provided a cash inflow of $9.3 million in 2012.

Contractual Obligations

Crumbs’ contractual obligations relate to operating leases. See Note 8 to the consolidated financial statements included in Item 8 of Part II of this Annual Report for a discussion of Crumbs’ operating lease commitments.

Off-Balance Sheet Arrangements

Crumbs has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Crumbs describes its significant accounting policies in Note 1 of the consolidated financial statements included in Item 8 of Part II of this Annual Report. The preparation of the consolidated financial statements requires Crumbs to makes estimates, judgments and assumptions, which it believes to be reasonable, based on the information available. Actual results could differ from these estimates under different assumptions or conditions. Crumbs believes the following critical accounting policies and estimates require management’s most subjective judgment in making estimates used in the preparation of its consolidated financial statements.

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

At the date of the Merger, Crumbs recorded a deferred tax asset of approximately $9.6 million for the estimated income tax effect of the increase in tax basis of the purchased interests and future projected payments under the Tax Receivable Agreement. Crumbs recorded a valuation allowance for the full amount of the asset based on its estimation of projected future taxable income.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

Item 9A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in CBS’ reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer (“PEO”) and the principal accounting and financial officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2013 was carried out under the supervision and with the participation of CBS’ management, including the PEO and the PAO. Based on that evaluation, CBS’ management, including the PEO and the PAO, has concluded that CBS’ disclosure controls and procedures are, in fact, effective at the reasonable assurance level as of December 31, 2013.

During the fourth quarter of 2013, there was no change in CBS’ internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, Management has performed an evaluation and testing of Registrant’s internal control over financial reporting as of December 31, 2013. Management’s Report on Internal Control Over Financial Reporting is included on the following page. CBS is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing Management Report.

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

During the year ended December 31, 2013, CBS periodically tested the design and operating effectiveness of its internal control over financial reporting. Among other matters, CBS sought in its evaluation to determine whether there were any “significant deficiencies” or “material weakness” in its internal control over financial reporting, or whether it had identified any acts of fraud involving management or other employees.

CBS’ management, under the supervision and with the participation of its PEO and PAO, has evaluated the effectiveness of CBS’ internal control over financial reporting as of December 31, 2013 based upon the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation and on the foregoing criteria, management has concluded that, as of December 31, 2013, CBS’ internal control over financial reporting is effective. Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Dated: March 31, 2014

/s/ Edward M. Slezak	/s/ John D. Ireland
Edward M. Slezak	John D. Ireland
Chief Executive Officer and General Counsel	Senior Vice President-Finance and Chief
(Principal Executive Officer)	Financial Officer (Principal Accounting
and Financial Officer)

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the following sections of CBS’ definitive proxy statement for the 2014 Annual Meeting of stockholders to be filed with the SEC pursuant to Regulation 14A (the “2014 Proxy Statement”):

•	“Information About Directors and Executive Officers”;

•	“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the heading, “Section 16(a) Beneficial Ownership Reporting Requirements”; and

•	“Corporate Governance”.

Item 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the sections of the 2014 Proxy Statement entitled “Compensation of Directors and Executive Officers.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of December 31, 2013, with respect to CBS’ equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	0	N/A	522,995
Equity compensation plans not approved by securityholders	0	N/A	0
Total	0	N/A	522,995

(1)	In addition to stock options and stock appreciation rights, CBS’ Equity Incentive Plan permits the grant of stock awards, stock units, stock bonus awards, performance units or any combination of the foregoing. As of December 31, 2013, CBS has granted 579,600 shares of restricted stock that are not reflected in column (a) of this table.

All other information required by this item is incorporated by reference to the section of the 2014 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2014 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the section of the 2014 Proxy Statement entitled “Audit Fees and Services.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements for the years ended December 31, 2013 and 2012

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

CRUMBS BAKE SHOP, INC.

March 31, 2014	By:	/s/ Edward M. Slezak
Edward M. Slezak, Chief Executive Officer and General Counsel (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick G. Kraegel	Chairman of the Board	March 31, 2014
Frederick G. Kraegel

/s/ Edward M. Slezak	Chief Executive Officer (Principal	March 31, 2014
Edward M. Slezak	Executive Officer), General Counsel and Director

/s/ John D. Ireland	Senior Vice President-Finance, Chief	March 31, 2014
John D. Ireland	Financial Officer (Principal Financial and Accounting Officer) and Treasurer

/s/ Stephen Z. Fass	Director	March 31, 2014
Stephen Z. Fass

/s/Harold L. Kestenbaum	Director	March 31, 2014
Harold L. Kestenbaum

/s/ Mark D. Klein	Director	March 31, 2014
Mark D. Klein

/s/ Julian R. Geiger	Director	March 31, 2014
Julian R. Geiger

/s/ Leonard A. Potter	Director	March 31, 2014
Leonard A. Potter

/s/ Kirk A. Rose	Director	March 31, 2014
Kirk A. Rose

/s/ Jeffrey D. Roseman	Director	March 31, 2014
Jeffrey D. Roseman

EXHIBIT INDEX

2.1	Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of January 9, 2011 (incorporated by reference to Exhibit 2.1 to CBS’ Current Report Form 8-K filed on January 10, 2011).

2.2	Amendment to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of February 18, 2011 (incorporated by reference to Exhibit 2.1 to CBS’ Current Report on Form 8-K filed on February 22, 2011).

2.3	Amendment No. 2 to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of March 17, 2011 (incorporated by reference to Exhibit 2.1 to CBS’ Current Report on Form 8-K filed on March 18, 2011).

2.4	Amendment No. 3 to Business Combination Agreement, by and among 57th Street General Acquisition Corp., 57th Street Merger Sub LLC, Crumbs Holdings LLC, the members of Crumbs Holdings LLC, and the representatives of Crumbs Holdings LLC and its members dated as of April 7, 2011 (incorporated by reference to Exhibit 2.1 to CBS’ Current Report on Form 8-K filed on April 7, 2011).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to CBS’ Quarterly Report on Form 10-Q filed on November 14, 2011).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to CBS’ Current Report on Form 8-K filed on October 28, 2011).

3.3	Certificate of Designation of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.5 to CBS’ Current Report on Form 8-K filed on May 11, 2011).

3.4	Certificate of Correction to Certificate of Designation of Series A Voting Preferred Stock (incorporated by reference to Exhibit 3.6 to CBS’ Current Report on Form 8-KA filed on July 29, 2011).

3.5	Certificate of Correction to the Third Amended and Restated Certificate of Incorporation of Crumbs Bake Shop, Inc. (incorporated by reference to Exhibit 3.1 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

3.6	Certificate of Increase of Series A Voting Preferred Stock of Crumbs Bake Shop, Inc. (incorporated by reference to Exhibit 3.2 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to CBS’ Registration Statement on Form S-1 filed on April 28, 2010).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to CBS’ Registration Statement on Form S-1 filed on April 28, 2010).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to CBS’ Registration Statement on Form S-1 filed on April 28, 2010).

4.4	Specimen Series A Voting Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to CBS’ Current Report on Form 8-K filed on May 11, 2011).

4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to CBS’ Current Report on Form 8-K filed on May 25, 2010).

4.6	Form of Senior Convertible Note issued by Crumbs Bake Shop, Inc. (incorporated by reference to Exhibit A to Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on April 30, 2013).

4.7	Guaranty, dated May 10, 2013, issued by Crumbs Holdings LLC and its subsidiaries (incorporated by reference to Exhibit C to Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on April 30, 2013).

4.8	Acknowledgement of Guaranty, dated June 11, 2013, executed by Crumbs Holdings LLC and its subsidiaries (incorporated by reference to Exhibit 4.6 to CBS’ Registration Statement on Form S-3, File No. 333-189415).

10.1*	Management Reimbursement Agreement by and among 57th Street General Acquisition Corp. and Crumbs Holdings LLC, dated as of September 8, 2011 (incorporated by reference to Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on September 8, 2011).

10.2*	Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.3*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Jason Bauer dated November 14, 2011(incorporated by reference to Exhibit 10.2 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.4*	Separation Agreement, dated November 28, 2012, among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Jason Bauer (incorporated by reference to Exhibit 10.4 to CBS’ Annual Report on Form 10-K for the year ended December 31, 2012).

10.5*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Mia Bauer dated November 14, 2011 (incorporated by reference to Exhibit 10.3 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.6*	Letter Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and John D. Ireland dated November 14, 2011 (incorporated by reference to Exhibit 10.4 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.7*	Amended and Restated Employment Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and John D. Ireland, dated December 21, 2011 (incorporated by reference to Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on December 21, 2011).

10.8*	First Amendment to the Amended and Restated Employment Agreement, dated as of December 18, 2012 with John D. Ireland (incorporated by reference to Exhibit 10.8 to CBS’ Annual Report on Form 10-K for the year ended December 31, 2012).

10.9*	Securities Grant Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to Exhibit 10.5 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.10	Registration Rights Agreement between Crumbs Bake Shop, Inc. and Julian R. Geiger dated November 14, 2011 (incorporated by reference to Exhibit 10.6 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.11	Indemnification Agreement among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and Julian R. Geiger dated November 14, 2011 (incorporated by reference to Exhibit 10.7 to CBS’ Current Report on Form 8-K filed on November 16, 2011).

10.12	Consulting Agreement, dated as of January 22, 2013, between Crumbs Holdings LLC and GCD Consultants LLC (incorporated by reference to Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on March 8, 2013).

10.13*	Crumbs Bake Shop, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to CBS’ Current Report on Form 8-K filed on May 11, 2011).

10.14*	Form of Restricted Stock Agreement under the Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to CBS’ Annual Report on Form 10K filed on April 15, 2013)

10.15*	Crumbs Bake Shop, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to CBS’ Current Report on Form 8-K filed on March 5, 2013).

10.16*	Crumbs Bake Shop, Inc. Amended and Restated Employee Pay-For-Performance Bonus Plan (incorporated by reference to Exhibit 99.2 to CBS’ Current Report on Form 8-K filed on March 5, 2013).

10.17	Tax Receivable Agreement by and among Crumbs Bake Shop, Inc., Crumbs Holdings LLC and the Members of Crumbs Holdings LLC dated May 5, 2011 (incorporated by reference to Exhibit 10.25 to CBS’ Current Report on Form 8-K filed on May 11, 2011).

10.18

Exclusive Production Agreement by and between Crumbs Holdings LLC and Melita Corp., d/b/a JMJ Bakery dated

July 28, 2011, as amended to date (incorporated by reference to Exhibit 10.13 to CBS’ Annual Report on Form 10-K filed on March 30, 2012).

10.19	Securities Purchase Agreement, dated as of October 10, 2012, by and between Crumbs Bake Shop, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on October 11, 2012).

10.20	Registration Rights Agreement, dated as of October 11, 2012, by and between Crumbs Bake Shop, Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 to CBS’ Current Report on Form 8-K filed on October 11, 2012).

10.21	Securities Purchase Agreement, dated April 29, 2013 by and between CBS and Michael Serruya (incorporated by reference to Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on April 30, 2013).

10.22	Registration Rights Agreement, dated May 10, 2013 by and between CBS and the Buyers (incorporated by reference to Exhibit B of Exhibit 10.1 to CBS’ Current Report on Form 8-K filed on April 30, 2013).
10.23	First Amendment to Securities Purchase Agreement, dated May 9, 2013 by and between CBS and Michael Serruya (incorporated by reference to CBS’ Current Report on Form 8-K filed on May 13, 2013).

10.24	Form of Accession Agreement by and among Crumbs Bake Shop, Inc., Michael Serruya and the Buyer Assignees named therein (incorporated by reference to Exhibit 10.2 to CBS’ Current Report on Form 8-K filed on May 13, 2013).

10.25	Joinder Agreement by and among Crumbs Bake Shop, Inc. and the investors named therein (incorporated by reference to Exhibit 4.8 to CBS’ Registration Statement on Form S-3, File No. 333-189415, filed on June 18, 2013).

21	Subsidiaries (filed herewith).

23	Consent of Rothstein Kass (filed herewith).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

* Indicates a management contract or compensatory plan required to be filed as an exhibit.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Crumbs Bake Shop, Inc.

We have audited the accompanying consolidated balance sheets of Crumbs Bake Shop, Inc. and Subsidiaries (formerly known as 57th Street General Acquisition Corp.) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows in the two year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred negative cash flow from operations and significant operating losses for the years ended December 31, 2013 and 2012. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rothstein Kass

Roseland, New Jersey

March 31, 2014

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2013	2012

ASSETS

Current assets
Cash	$892,544	$6,269,737
Trade receivables	321,320	259,269
Inventories	418,565	559,377
Prepaid rent	-	599,649
Other current assets	424,016	409,921

Total current assets	2,056,445	8,097,953

Property and equipment, net	14,597,588	13,127,631
Other assets
Deferred tax asset	-	4,773,500
Restricted certificates of deposit	673,000	673,000
Intangible assets, net	846,292	448,276
Capitalized lease costs	754,170	-
Deposits	239,175	289,078
Debt issuance costs	837,339	477,088

Total other assets	3,349,976	6,660,942
	$20,004,009	$27,886,526

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,785,320	$2,079,310
Payroll liabilities	364,809	356,947
Sales tax payable	181,530	110,282
Deferred licensing royalties	17,100	-
Gift cards and certificates outstanding	257,948	234,071

Total current liabilities	4,606,707	2,780,610

Long-term liabilities
Deferred rent	4,066,013	3,791,159
Payable to related parties pursuant to tax receivable agreement	-	2,386,750
Warrant liability	327,378	381,941
Convertible notes payable	10,000,000	-

Total liabilities	19,000,098	9,340,460

Commitments and contingencies

Stockholders equity

Preferred stock, $.0001 par value; 1,000,000 shares authorized; 234,000 shares issued and outstanding at December 31, 2013 and December 31, 2012	23	23
Common stock, $.0001 par value; 100,000,000 shares authorized; 13,738,741 shares issued, 12,144,157 outstanding at December 31, 2013 and 13,392,437 shares issued, 11,797,853 outstanding at December 31, 2012	1,373	1,339
Additional paid-in capital	39,804,428	39,117,260
Accumulated deficit	(25,036,974)	(9,776,109)
Treasury stock, at cost	(15,913,948)	(15,913,948)
Total Crumbs Bake Shop, Inc. stockholders' equity	(1,145,098)	13,428,565
Non-controlling interest	2,149,009	5,117,501
Total stockholders' equity	1,003,911	18,546,066
	$20,004,009	$27,886,526

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2013	2012

Net sales	$47,203,369	43,028,842

Cost of sales (exclusive of items shown separately below)	21,707,032	19,058,980

Gross profit	25,496,337	23,969,862

Operating expenses
Selling expenses	2,301,518	1,376,940
Staff expenses	16,368,372	15,516,844
Occupancy expenses	12,739,073	10,026,323
General and administrative	3,995,072	3,332,296
New store expenses	430,852	451,903
Depreciation and amortization	2,636,921	1,915,728
Loss on disposal of property and equipment	1,098,198	17,845
Loss on impairment of assets	1,322,340	1,869,093

	40,892,346	34,506,972

Loss from operations	(15,396,009)	(10,537,110)

Other income (expense)
Interest expense	(402,685)	-
Interest and other income	37,037	22,421
Abandoned projects	(135,513)	(111,421)
Change in fair value of warrant liability	54,563	272,815

	(446,598)	183,815

Loss before income tax benefit (expense)	(15,842,607)	(10,353,295)

Income tax benefit (expense)	(2,386,750)	7,040

Net loss attributable to the controlling and non-controlling interests	(18,229,357)	(10,346,255)

Less: Net loss attributable to non-controlling interests	2,968,492	2,651,188

Net loss attributable to stockholders	$(15,260,865)	$(7,695,067)

Net loss per common share, basic and diluted	$(1.32)	$(1.12)

Weighted average number of common shares outstanding, basic and diluted	11,600,157	6,863,719

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

From January 1, 2012 through December 31, 2013

								Total Crumbs Bake		Total
	Preferred Stock		Common Stock		Additional	Accumulated	Treasury	Shop, Inc.	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in-capital	Deficit	Stock	Stockholders' Equity	Interest	Equity
Balances, January 1, 2012	$390,000	$39	7,100,469	$710	$26,996,351	$(2,081,042)	$(15,913,948)	$9,002,110	$8,363,231	$17,365,341

New Class B Exchangeable Units exchanged for common stock pursuant to Exchange and Support Agreement	(156,000)	(16)	1,560,000	156	2,472,052	-	-	2,472,192	(2,472,192)	-

Common stock issuance pursuant to Securities Purchase Agreement, net of offering costs	-	-	4,456,968	445	9,270,109	-	-	9,270,554	-	9,270,554

Restricted stock granted	-	-	308,000	31	-	-	-	31	-	31

Stock-based compensation	-	-	-	-	405,206	-	-	405,206	1,877,650	2,282,856

Restricted stock forfeited	-	-	(33,000)	(3)	(26,458)	-	-	(26,461)	-	(26,461)

Net loss	-	-	-	-	-	(7,695,067)	-	(7,695,067)	(2,651,188)	(10,346,255)

Balances, December 31, 2012	$234,000	$23	$13,392,437	$1,339	$39,117,260	$(9,776,109)	$(15,913,948)	$13,428,565	$5,117,501	$18,546,066

Restricted stock granted	-	-	271,600	27	-	-	-	27	-	27

Stock-based compensation	-	-	-	-	545,722	-	-	545,722	-	545,722

Restricted stock forfeited	-	-	(31,300)	(3)	(22,850)	-	-	(22,853)	-	(22,853)

Convertible note interest shares issued	-	-	106,004	10	164,296	-	-	164,306	-	164,306

Net loss	-	-	-	-	-	(15,260,865)	-	(15,260,865)	(2,968,492)	(18,229,357)

Balances, December 31, 2013	$234,000	$23	$13,738,741	$1,373	$39,804,428	$(25,036,974)	$(15,913,948)	$(1,145,098)	$2,149,009	$1,003,911

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2013	2012

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(18,229,357)	$(10,346,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,636,921	1,915,728
Deferred income tax benefit	2,386,750	35,000
Loss on disposal of assets	1,098,198	17,845
Abandoned lease projects	16,325	111,421
Loss on impairment of assets	1,322,340	1,869,093
Stock-based compensation	522,872	2,256,398
Stock-based interest payment	164,296	-
Deferred rent	274,854	760,977
Change in fair value of warrant	(54,563)	(272,815)
Changes in operating assets and liabilities:
Trade receivables	(62,051)	146,250
Inventories	140,812	(56,369)
Prepaid rent	599,649	21,535
Other current assets	(14,095)	(212,946)
Deposits	49,903	28,946
Other assets	37,547	(37,547)
Accounts payable and accrued expenses	1,362,107	(599,916)
Payroll liabilities	7,862	106,640
Sales tax payable	71,248	41,219
Unearned Royalties	17,100	-
Gift cards and certificates outstanding	23,877	54,508

Net cash used in operating activities	(7,627,405)	(4,160,288)

Cash flows from investing activities
Purchases of property and equipment	(5,930,139)	(4,137,336)
Purchases of intangible assets	(410,004)	(245,300)
Purchases of other assets	(470,607)	(398,903)

Net cash used in investing activities	(6,810,750)	(4,781,539)

Cash flows from financing activities
Proceeds from convertible notes payable	10,000,000	-
Proceeds from common stock offering	-	9,270,554
Debt issuance costs	(939,072)	-
Proceeds from issuance of common stock under equity incentive plan	34	28

Net cash provided by financing activities	9,060,962	9,270,582

Net increase (decrease) in cash	(5,377,193)	328,755

Cash, beginning of year	6,269,737	5,940,982

Cash, end of year	$892,544	$6,269,737

Supplemental disclosure of non-cash financing activities
Exchange of New Class B Exchangeable Units for common stock of the Company	$-	$2,472,192
Payables related to capital expenditures	$343,903	$247,302
Private investment in public equity costs financed through accounts payable	$-	$11,146

See accompanying notes to consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp., and Crumbs Holdings LLC and its wholly-owned subsidiaries (CBS and Crumbs Holdings LLC and its wholly-owned subsidiaries are collectively referred to herein as “Crumbs”) as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). As used in these notes, the term “Holdings” refers to Crumbs Holdings LLC and, unless the context requires otherwise, its wholly-owned subsidiaries.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business and the continuation of Crumbs as a going concern. Crumbs’ net loss attributable to stockholders was approximately $15.3 million and $7.7 million during the years ended December 31, 2013 and 2012, respectively, and its operating activities used cash of approximately $7.6 million and $4.1 million during the years ended December 31, 2013 and 2012, respectively.

Management expects that Crumbs’ operating expenses will continue to consume a significant portion of its cash resources and that Crumbs will not be able to generate gross profits in amounts necessary to offset or exceed such expenses in the foreseeable future. Accordingly, management anticipates that Crumbs will continue to record net losses in future periods. Management is evaluating the steps that it may be able to take to reduce Crumbs’ operating expenses and increase gross profits, but management cannot predict if or when Crumbs will be able to generate net income. At December 31, 2013, Crumbs had a working capital deficit of approximately $2.6 million and an accumulated deficit of $25.0 million. Crumbs will require additional funds to meet its working capital needs, execute its business strategy and further develop its business. Crumbs has historically funded its operations, business development and growth through sales of CBS common stock and convertible debt financings. In addition to reducing operating costs and increasing gross profits, management’s plan for funding future operations may include additional equity or debt financings. No assurance can be given, however, that financing will be available at desireable times, amounts or terms.

These factors raise substantial doubt as to Crumbs’ ability to continue as a going concern. In the event that Crumbs’ operations do not generate sufficient cash flows to fund operations and/or Crumbs is unable to obtain additional funds on a timely basis, Crumbs may be forced to curtail or cease its activities, which would likely result in the loss to investors of all or a substantial portion of their investment. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Reverse merger

On January 9, 2011, CBS, 57th Street Merger Sub LLC, a wholly-owned subsidiary of CBS (“Merger Sub”), Holdings, the members of Holdings immediately prior to the consummation of the Merger (each, a “Member” and, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011 (the “Business Combination Agreement”), pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the merger as a non-wholly owned subsidiary of CBS (the “Merger”). The entity surviving the Merger kept the Crumbs Holdings LLC name; however, references herein to the Members of Holdings refer only to the members of Crumbs Holdings LLC immediately prior to the consummation of the Merger and Julian R. Geiger and, therefore, exclude the members of Merger Sub. The transactions contemplated by the consummation of the Merger and Business Combination Agreement are referred to herein collectively as the “Transaction.” Management has concluded that Holdings is the accounting acquirer based on its evaluation of the facts and circumstances of the acquisition.

Upon consummation of the Merger, the Members received consideration in the form of newly issued securities and approximately $22,086,000 in cash. The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which were exchangeable for 4,541,394 shares of CBS common stock, and 2,981,394 which have been exchanged to date for shares of CBS common stock), and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS (each such share entitling its holder the right to cast 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 298,139.4 of which have been surrendered and redeemed by CBS in connection with the above-mentioned exchange of Class B Units). CBS also reserved an additional 4,400,000 shares of its common stock for issuance in exchange for up to 4,400,000 Class B Units which may be earned by the Members if certain financial or stock price targets are met (the “Contingency Consideration”) as follows:

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

Nature of business

Holdings, through its subsidiaries, engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods as well as hot and cold beverages. Holdings offers these products through its stores, e-commerce division, catering services and wholesale distribution business.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of CBS and Holdings. Intercompany transactions and balances have been eliminated in consolidation.

Trade receivables

Crumbs carries its trade receivables at cost less an allowance for doubtful accounts.  On a periodic basis, Crumbs evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The amount of allowance for doubtful accounts at both December 31, 2013 and 2012 was $0.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business and summary of significant accounting policies (continued)

Restricted certificates of deposit

As of both December 31, 2013 and December 31, 2012, Crumbs had $673,000 of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 10). The letters of credit are required as security deposits for certain of Crumbs’ non-cancellable store operating leases.

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

Impairment of long-lived assets

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, Crumbs evaluates long-lived assets for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” Crumbs first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted). If the estimated future cash flows are less than the carrying value of the asset, Crumbs calculates an impairment loss based on the asset’s estimated fair value. The fair value of the assets is estimated using a discounted cash flow model based on future store revenue and operating costs, using internal projections. Cash flows for store assets are identified at the individual store level. Crumbs most recently completed an impairment evaluation in the fourth quarter of 2013, and certain assets were determined to be impaired (see Note 5).

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

CBS entered into a Tax Receivable Agreement with Holdings (the “Tax Agreement”) that requires CBS to pay to the Members up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to CBS entering into the Tax Agreement, including tax benefits attributable to payments under the Tax Agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the Tax Agreement as part of the Geiger Employment Agreement (see Note 15). For purposes of the Tax Agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of CBS (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the Tax Agreement. The term of the Tax Agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the Tax Agreement for an amount based on the agreed payments remaining to be made under the Tax Agreement or CBS breaches any of its material obligations thereunder, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the Tax Agreement.

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

Crumbs is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in Crumbs recording a tax liability that reduces stockholders’ equity. Based on its analysis, Crumbs has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2013 or 2012. Crumbs’ conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Crumbs recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized in 2013 or 2012.

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

Restricted stock

Compensation cost for awards of restricted shares of CBS common stock stock is measured using the market price of CBS’ common stock at the date each award is granted. The compensation cost is recognized over the period between the award grant date and the date that all restrictions lapse.

Warrant liability

Crumbs accounts for CBS’ 5,456,300 outstanding publicly-traded warrants in accordance with the guidance contained in FASB ASC 815-40-15-7D. Pursuant to this guidance, management has determined that the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, Crumbs classifies the warrant instruments as a liability at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized in Crumbs’ consolidated statements of operations. The fair value of warrants issued by CBS has been estimated using the warrants’ quoted market price.

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

Fair value – definition and hierarchy (continued)

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

Fair Value - valuation techniques and inputs

Crumbs determined the fair value of the warrant liability using the quoted market prices for the warrants. On reporting dates where there are no active trades, Crumbs uses the last reported closing sales price of the warrants to determine the fair value (Level 2). There were no transfers between Levels 1, 2 or 3 during 2013 and 2012.

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

Sales incentives, promotions and marketing

Expenses related to buy-one-get-one-free incentives and product costs associated with redemptions from Crumbs’ coffee loyalty card program, through which customers receive free product after a designated number of purchases, are recorded in cost of sales at the time of redemption. Such costs totaled approximately $103,000 and $173,000 in 2013 and 2012, respectively.

Ongoing promotional product giveaway costs, marketing and public relations costs are included in selling expenses. Product giveaway costs and other promotions associated with new store openings are included in new store expenses. All costs are expensed as incurred. Amounts recorded in selling expenses totaled approximately $1,226,000 and $496,000 in 2013 and 2012, respectively, and those included in new store expenses totaled approximately $15,000 and $62,000 in 2013 and 2012, respectively.

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

Store closings

During 2013, 10 underperforming stores were closed. Costs associated with store closings included lease termination and professional fees and store repairs totaling approximately $415,000. These costs are included with occupancy expenses on the Statement of Operations. Occupancy expenses also included approximately $718,000 of reduced expenses associated with an adjustment in deferred rent expense associated with these stores. Loss on disposal of property and equipment included approximately $1,013,000 of loss related to these stores.

Shipping and handling costs

Shipping and handling costs related to the e-commerce division are expensed as incurred and included in the cost of sales. Total expenses for 2013 and 2012 were approximately $529,000 and $527,000, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of credit risk

Financial instruments which potentially expose Crumbs to concentrations of credit risk consist primarily of trade receivables. Management does not believe significant credit risk existed at December 31, 2013 or 2012.

Crumbs maintains cash at two financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution. In addition, the FDIC enacted temporary unlimited coverage for noninterest-bearing transaction accounts, effective December 31, 2010 through December 31, 2012. Crumbs’ uninsured bank balances, including certificates of deposit, totaled approximately $687,000 and $682,000 at December 31, 2013 and 2012, respectively.

Concentrations

Cupcake sales comprised approximately 78.4% and 77.0% of Crumbs’ net sales for the years ended December 31, 2013 and 2012, respectively. Beverage sales comprised approximately 11.4% and 11.1% of Crumbs’ net sales for the years ended December 31, 2013 and 2012, respectively.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At December 31, 2013 and December 31, 2012, inventories were comprised of the following:

	2013	2012
Packaging inventory	$214,112	$214,757
E-Commerce packaging inventory	92,740	136,524
Beverage supply inventory	96,486	169,049
Candy inventory	-	5,003
Store supplies and merchandise inventory	15,227	34,044
Total:	$418,565	$559,377

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

3.	Property and equipment

At December 31, 2013 and 2012, property and equipment were comprised of the following:

	2013	2012
Leasehold improvements	$13,962,615	$11,912,458
Furniture and equipment	6,064,327	4,534,868
Construction in progress	42,112	802,139
Total costs of property and equipment	20,069,054	17,249,465
Less accumulated depreciation	(5,471,466)	(4,121,834)
Total:	$14,597,588	$13,127,631

Construction in progress primarily relates to leasehold improvements and equipment for stores not yet operating at December 31, 2013 and 2012.

Depreciation expense was approximately $2,361,000 and $1,768,000 for 2013 and 2012, respectively.

4.	Intangible assets

At December 31, 2013, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Internally Developed Software	$485,770	$0	$485,770
Branding Costs	355,959	(354,032)	1,927
Website Design	286,466	(235,181)	51,285

	$1,128,195	$(589,213)	$538,982

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$307,310

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Intangible assets (continued)

At December 31, 2012, intangible assets were comprised of the following:

Intangibles subject to amortization:

		Accumulated
	Cost	Amortization	Net
Internally Developed Software	$81,634	$0	$81,634
Branding Costs	403,459	(336,230)	67,229
Website Design	276,347	(182,177)	94,170
	$761,440	$(518,407)	$243,033

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$205,243

Amortization expense of approximately $91,000 and $130,000 for each of the years ended December 31, 2013 and 2012, respectively, was related to intangible assets.

Estimated amortization expense related to intangible assets for the succeeding five years is:

December 31	Amount
2014	92,000
2015	87,000
2016	84,000
2017	84,000
2018	81,000

5.	Impairment of long-lived assets

During the fourth quarters of 2013 and 2012, management’s analyses of Crumbs’ operating performance by store identified impairment indicators at certain stores. The indicators included sustained operating losses with a failure to meet or exceed sales targets. These conditions indicated the carrying values of the leasehold improvements at these stores may not be recoverable. As a result, Crumbs completed an impairment test in accordance with its accounting policy, which resulted in impairment of leasehold improvements and capitalized lease costs of approximately $1,322,000 and $1,869,000 for the years ended December 31, 2013 and 2012, respectively.

6.	Debt arrangements

On May 10, 2013 and June 11, 2013, CBS completed the issuance of $7,000,000 and $3,000,000, respectively, in aggregate principal amount of its senior convertible notes (the “Convertible Notes”) due May 10, 2018 and June 11, 2018, respectively (individually and collectively, the “Maturity Date”) in a private offering to certain accredited investors.

The Convertible Notes bear interest at an annual rate of 6.5% (18.0% per annum if there is an event of default under the Convertible Notes) payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Interest expense related to the Convertible Notes was approximately $403,000 for the year ended December 31, 2013. The interest due in the year ended December 31, 2013 was paid by issuing 210,846 shares of CBS common stock, 104,842 of which was issued in 2014, and cash in the approximate amount of $73,000.

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

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Debt arrangements (continued)

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

Debt Issuance Costs

Debt issuance costs associated with the sale of the Convertible Notes amounted to approximately $939,000. These costs are being amortized rateably over the period ending with the maturity of the Convertible Notes issued in the second closing. Amortization expense was approximately $102,000 for the year ended December 31, 2013.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income taxes

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

In May of 2011, Crumbs recorded a deferred tax asset related to the Tax Receivable Agreement amounting to $9,363,000. During the third quarter of 2013, Crumbs reviewed its deferred tax asset net of payable to related parties pursuant to the Tax Agreement and determined that a full valuation allowance was appropriate. The amount of $2,386,750 is recorded as income tax expense on the consolidated statement of operations for the year ended December 31, 2013.

Income tax expense (benefit) for the years ended December 31, 2013 and 2012 were comprised of the following:

Current	2013	2012
Federal	$-	$-
State and local	$-	$(7,040)
Totals	$-	$(7,040)

Deferred	2013	2012
Federal	$1,939,234	$-
State and local	$447,516	$-
Totals	$2,386,750	$-

A reconciliation of the expected U.S. federal tax rate to the effective tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Federal	32.5%	34.0%
State and local taxes	7.5%	(0.2)%
Valuation allowance	(40.0)%	(34.0)%
Totals	0%	$(0.2)%

8.	Commitments and contingencies

Lease obligations

Crumbs leases locations from which it conducts retail, wholesale and administrative operations and is obligated under various cancelable and noncancelable leases through 2025 with options to renew many of the leases. In addition to base rent, Crumbs’ leases generally require it pay a proportionate share of operating expenses such as insurance, common area maintenance charges, property taxes and utilities.

For scheduled escalation provisions or for rental payments commencing on a date other than the date of initial occupancy, Crumbs records minimum rental expenses on a straight-line basis over terms of the leases in the consolidated statements of operations.

Certain leases have been secondarily guaranteed by a Member.

Rent expense under Crumbs’ operating leases was approximately $9,365,000 and $7,691,000 for 2013 and 2012, respectively. Of the totals, approximately $227,000 and $311,000, respectively, is included in new store expenses in the consolidated statements of operations, and the remainder of the expense for each year is included in occupancy expenses in the consolidated statements of operations.

At December 31, 2013, Crumbs had not paid certain lease related payments for 57 of its leased properties amounting to approximately $600,000 which is included in accounts payable and accrued expenses. Subsequent to December 31, 2013, lease related payments for 36 of the leased properties were paid, leaving an unpaid balance for December of approximately $267,000. Included in the unpaid balance are four stores vacated by the Company without the consent of the lessors under the related leases.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Commitments and contingencies (continued)

At December 31, 2013, the future minimum rental payments due under these operating leases are as follows:

Year Ending
December 31,	Amount
2014	8,691,000
2015	8,734,000
2016	8,688,000
2017	8,675,000
Thereafter	33,173,000

Total	$67,961,000

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

In January 2013, Holdings entered into a consulting agreement with GCD Consultants (“GCD”), which replaced and superseded the original consulting agreement dated January 2012, whereby GCD was engaged to provide the following services: (i) strategic planning for the placement of retail stores at sites within markets designated by Holdings; (ii) identification of retail store sites within enclosed shopping centers, life-style centers and street retail districts; (iii) acting as Holdings’ representative to real estate landlords; (iv) assistance with the negotiation of business terms and conditions for real estate leases; and (v) consultation with Holdings’ legal counsel in lease negotiations for retail stores (the “Consulting Agreement”). The Consulting Agreement requires Holdings to make annual guaranteed payments to GCD in the aggregate amount of $420,000, payable in equal monthly installments through December 31, 2015. Per the terms of the Consulting Agreement, Holdings paid $345,000 for the year ended December 31, 2013. Holdings elected to terminate the Consulting Agreement effective October 30, 2013. Based on the number of retail stores committed to in 2013, $20,000 has been paid since December 31, 2013, with an additional $50,000 due to GCD.

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s financial statements or results of operations.

9.	Fair value measurements

Crumbs complies with FASB ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about Crumbs’ liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques Crumbs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Fair value measurements (continued)

Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$327,378

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$381,941

10.	Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of December 31, 2013 and 2012, issued and unused letters of credit totaled $591,825 and $637,425, respectively. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $575,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Letters of credit amounting to $493,825 and $539,425 were reserved under this line of credit as of December 31, 2013 and 2012, respectively. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at December 31, 2013 and 2012. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted certificates of deposit,” Note 1).

11.	Major Suppliers

In 2013 and 2012, Holdings received 100% of its baked goods from five commercial bakeries, located in New York City, Los Angeles, Boston, Northern Virginia and Chicago, who supplied the stores in their surrounding areas. To mitigate the risks associated with these arrangements, Crumbs purchased Business Income from Dependent Properties insurance coverage. Should the suppliers experience a loss of or damage to their facilities due to a covered peril, insurance will cover up to $10,000,000 of Crumbs’ losses related thereto, subject to applicable deductibles and waiting periods.

12.	Related party

In 2013 and 2012, Crumbs paid approximately $43,000 and $28,000, respectively, in rent to a landlord that is partially owned by an officer of Crumbs.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Net loss per common share

Crumbs complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of CBS common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to CBS common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the year ended December 31, 2013, warrants to purchase 5,456,300 shares of common stock and Class B Units exchangeable for 2,340,000 shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. In addition, for the years ended December 31, 2013 and 2012, 407,300 shares and 267,000 shares, respectively, of unvested restricted common stock (see Note 14) were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

14.	Restricted stock

CBS maintains an equity incentive plan (the “Equity Plan”) for Crumbs’ directors, officers and employees that provides for the issuance of up to 1,038,295 shares of CBS’ common stock pursuant to awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards. As originally adopted, the Equity Plan reserved 338,295 shares of common stock for issuance pursuant to awards, which CBS registered with the Securities and Exchange Commission (the “SEC”) on January 31, 2012. At the Annual Meeting of Stockholders of CBS in June 2012, the stockholders approved an amendment to the Equity Plan to increase by 700,000 the number of shares of common stock that are available for issuance, which CBS registered with the SEC on November 9, 2012. During the year ended December 31, 2013, CBS granted 163,600 shares of restricted common stock to eligible employees. During the year ended December 31, 2013, CBS granted 108,000 shares of restricted common stock to members of the Board of Directors. In the year ended December 31, 2013, there were 31,300 shares of restricted common stock forfeited due to the termination of the holders’ service with Crumbs before completion of applicable vesting periods. As of December 31, 2013, the total fair market value of the stock awards outstanding was approximately $839,000 based on a weighted average grant date fair value of $2.06 per share. The shares are subject to cliff vesting schedules which vary between one and three years.

As of December 31, 2013, 522,995 shares of common stock remained available for future issuance under the Equity Plan. CBS utilizes newly issued shares of common stock to make restricted stock grants. Awards that expire or are canceled generally become available for re-grant under the Plan.

The following is a summary of restricted stock activity through September 30, 2013:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Average Remaining Term (in years)
Balances as of December 31, 2012	763,295	267,000	$3.56	1.85
Authorized	-	-	$-
Granted	(271,600)	271,600	$2.19
Forfeited	31,300	(31,300)	$2.43
Vested		(100,000)	$3.14
Balances as of December 31, 2013	522,995	407,300	2.06	1.46

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Restricted stock (continued)

Total stock-based compensation expense related to the Plan was approximately $523,000 and $379,000 for the years ended December 31, 2013, and 2012, respectively. For the years ended December 31, 2013 and 2012, stock-based compensation expense related to employees under the Plan was approximately $321,000 and $199,000, respectively. For the years ended December 31, 2013 and 2012, stock-based compensation expense related to members of the Board of Directors was approximately $202,000 and $180,000, respectively. Stock-based compensation expense related to employees is included in staff expenses in the consolidated statements of operations, and stock-based compensation expense related to members of the Board is included in general and administrative expenses in the consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $560,000 as of December 31, 2013 had a weighted average period of approximately eighteen (18) months over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Shares subject to outstanding restricted stock grants are included in the numbers of issued and outstanding common shares reported in the consolidated balance sheets.

15.	Stockholders’ equity

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

On November 14, 2011, Crumbs entered into an employment agreement with Julian R. Geiger (the “Geiger Employment Agreement”) pursuant to which Mr. Geiger will serve as President and Chief Executive Officer of Crumbs commencing November 14, 2011 and continuing through December 31, 2013. The Geiger Employment Agreement provides that Mr. Geiger shall receive no salary nor participate in any bonus plan of Crumbs that may be in effect during its term. Crumbs agreed that promptly following execution of the Geiger Employment Agreement, Holdings would grant to him 799,000 Class B Units and CBS would grant to him 79,900 shares of Series A Preferred Stock, subject to the following vesting provisions:

•	50% of the 799,000 Class B Units and of the 79,900 shares of the Series A Preferred Stock would vest as of November 14, 2011; and

•	the remaining 50% of the 799,000 Class B Units and of the 79,900 shares of Series A Preferred Stock would vest on November 14, 2012.

Concurrent with the execution of the Geiger Employment Agreement, EHL Holdings LLC and Bauer Holdings, Inc. (formerly Crumbs, Inc.) agreed to forfeit an aggregate of 799,000 Class B Units and 79,900 shares of the Series A Preferred Stock.

On November 14, 2012, non-cash staff expense related to stock-based compensation of $1,877,650 was recorded, calculated based upon the price of a share of CBS common stock on November 14, 2011. On October 9, 2012, pursuant to the Exchange and Support Agreement, (i) Mr. Geiger exchanged, for no consideration other than the surrender thereof, 319,600 Class B Units and 31,960 shares of Series A Preferred Stock that he owned for 319,600 shares of CBS common stock, (ii) EHL Holdings, LLC exchanged, for no consideration other than the surrender thereof, 694,700 Class B Units and 69,470 shares of Series A Preferred Stock that it owned for 694,700 shares of CBS common stock, (iii) John D. Ireland exchanged, for no consideration other than the surrender thereof, 39,000 Class B Units and 3,900 shares of Series A Preferred Stock that he owned for 39,000 shares of CBS common stock, and (iv) Bauer Holdings, Inc. exchanged, for no consideration other than the surrender thereof, 506,700 Class B Units and 50,670 shares of Series A Preferred Stock that it owned for 506,700 shares of CBS common stock.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Stockholders’ equity (continued)

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

16.	Subsequent events

Store closings

Since December 31, 2013, five additional underperforming stores have been closed including two stores in New York, two stores in Washington, D.C. and one store in Pennsylvania.

Senior secured loan

On January 20, 2014, CBS and Holdings entered into a Senior Secured Loan and Security Agreement (the “Loan Agreement”) with Fischer Enterprises, L.L.C. (the “Lender”) whereby the Lender agreed to make a term loan to the Company in the original principal amount of $5,000,000 (the “Loan”). The Loan consists of two tranches. The first tranche, in the original principal amount of $3,500,000, funded on January 21, 2014, and the second tranche, in the original principal amount of $1,500,000, is scheduled to be funded on or before April 1, 2014 subject to certain conditions precedent. Each tranche is to be evidenced by a promissory note (each, a “Fischer Note” and, collectively, the “Fischer Notes”). The Loan Agreement requires CBS and Holdings, at the time that each tranche is funded, to pay the Lender a lending fee equal to 1.0% of the tranche amount, which will be added to the principal balance of the Fischer Note for that tranche.

Pursuant to the terms of the Loan Agreement, the Fischer Notes are senior to all other indebtedness of Crumbs and are secured by all assets of Crumbs, including equity in all its subsidiaries and have a maturity date of July 1, 2016. Interest on the unpaid principal balance of the Fischer Notes will accrue at the rate of 7.0% per annum and will be payable quarterly in arrears either in cash or by increasing the principal amount then outstanding by the amount of interest due for such quarter. The Fischer Notes are convertible into shares of CBS common stock at any time by the holders thereof at an initial conversion price of $.66 per share; provided, however, that, until March 31, 2016 and subject to certain limited exceptions such as acceleration on an event of default or a change of control, the Lender will be prohibited from converting the Fischer Notes in an amount that would cause the Lender to beneficially own more than 34.99% of the number of shares of CBS common stock then outstanding; and provided further that, pursuant to The NASDAQ Stock Market Rules applicable to CBS, no holder may convert its Fischer Note in an amount that would cause such holder to beneficially own more than 19.9% of the issued and outsanding shares of CBS common stock after giving effect to the conversion unless and until the stockholders of CBS approve such conversion.

The Loan Agreement requires CBS to submit the Loan to its stockholders for approval at the annual meeting of stockholders to be held in June 2014. If, despite CBS’ reasonable efforts, such approval is not obtained, then the Loan Agreement requires CBS to call and hold a meeting of stockholders each quarter until the Loan is approved.

Unsecured Notes

In February 2014, one of the holders of the Unsecured Notes elected to convert $350,000 of its Unsecured Note into 225,806 shares of CBS common stock.

