Form 10-Q
period 2014-03-31
Crumbs Bake Shop, Inc.
filed 2014-05-15
CIK 1476719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

_______________________________________________________________________________

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

As of April 15, 2014 the registrant had 12,526,488 shares of Common Stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS

Current assets
Cash	$300,601	$892,544
Trade receivables	289,744	321,320
Inventories	362,717	418,565
Prepaid rent	436,350	-
Other current assets	379,151	424,016
Total current assets	1,768,563	2,056,445

Property and equipment, net	12,601,266	14,597,588
Other assets
Restricted certificates of deposit	630,000	673,000
Licensing royalties receivable	15,885	-
Intangible assets, net	868,932	846,292
Capitalized lease costs	610,510	754,170
Deposits	236,081	239,175
Debt issuance costs	1,216,346	837,339
Total other assets	3,577,754	3,349,976
	$17,947,583	$20,004,009

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$3,164,724	$3,785,320
Payroll liabilities	89,292	364,809
Sales tax payable	147,002	181,530
Licensing royalties payable	27,384	17,100
Gift cards and certificates outstanding	244,132	257,948
Total current liabilities	3,672,534	4,606,707

Long-term liabilities
Deferred rent	3,870,262	4,066,013
Warrant liability	272,815	327,378
Convertible notes payable	13,185,000	10,000,000
Total liabilities	21,000,611	19,000,098

Commitments and contingencies

Preferred stock, $.0001 par value; 1,000,000 shares authorized; 234,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	23	23
Common stock, $.0001 par value; 100,000,000 shares authorized; 14,063,657 shares issued, 12,469,073 outstanding at March 31, 2014 and 13,738,741 shares issued, 12,144,157 outstanding at December 31, 2013	1,406	1,373
Additional paid-in capital	40,255,734	39,804,428
Accumulated deficit	(28,832,944)	(25,036,974)
Treasury stock, at cost	(15,913,948)	(15,913,948)
Total Crumbs Bake Shop, Inc. stockholders' equity (deficit)	(4,489,729)	(1,145,098)
Non-controlling interest	1,436,701	2,149,009
Total stockholders' equity (deficit)	(3,053,028)	1,003,911
	$17,947,583	$20,004,009

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended March 31,	2014	2013

Net sales
Product sales	$8,998,318	12,079,783
Licensing royalties	85,485	-

	9,083,803	12,079,783

Cost of sales (exclusive of items shown separately below)	4,046,780	5,356,756

Gross profit	5,037,023	6,723,027

Operating expenses
Selling expenses	383,783	571,308
Staff expenses	3,362,798	3,831,780
Occupancy expenses	3,076,846	2,879,517
General and administrative	844,797	973,170
New store expenses	-	119,557
Depreciation and amortization	664,946	559,498
Loss on impairment of assets	1,390,525	-
Loss on disposal of property and equipment	219,141	37,572

	9,942,836	8,972,402

Loss from operations	(4,905,813)	(2,249,375)

Other income (expense)
Interest expense	(208,405)	-
Interest and other income	43,330	2,045
Vendor credits	508,562	-
Abandoned projects	(515)	(10,025)
Change in fair value of warrant liability	54,563	(109,126)

	397,535	(117,106)

Net loss attributable to the controlling and non-controlling interests	(4,508,278)	(2,366,481)

Less: Net loss attributable to non-controlling interests	712,308	391,653

Net loss attributable to stockholders	$(3,795,970)	$(1,974,828)

Net loss per common share, basic and diluted	$(0.33)	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	11,630,853	11,547,386

See accompanying notes to condensed consolidated financial statements.

CRUMBS BAKE SHOP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended March 31,	2014	2013

Cash flows from operating activities
Net loss attributable to the controlling and non-controlling interests	$(4,508,278)	$(2,366,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664,946	559,498
Loss on disposal of assets	219,141	37,572
Loss on impairment of assets	1,390,525	-
Abandoned lease projects	-	10,025
Proceeds from disposal of assets	4,000	-
Stock-based compensation	(61,162)	140,980
Stock-based interest payment	162,491	-
Deferred Rent	(195,751)	172,153
Change in fair value of warrant liability	(54,563)	109,126
Changes in operating assets and liabilities:
Trade receivables	31,576	(253,288)
Inventories	55,848	(17,229)
Prepaid rent	(436,350)	(85,356)
Other current assets	44,865	15,537
Deposits	3,094	(2,865)
Licensing royalties receivable	(15,885)	12,506
Accounts payable and accrued expenses	(623,017)	47,956
Payroll liabilities	(275,517)	270,351
Sales tax payable	(34,528)	(46,823)
Licensing royalties payable	10,284	-
Gift cards and certificates outstanding	(13,816)	(18,154)

Net cash used in operating activities	(3,632,097)	(1,414,492)

Cash flows from (used in) investing activities
Purchases of property and equipment	(47,955)	(1,803,293)
Purchases of intangible assets	(42,253)	(13,803)
Change in restricted cash	43,000	-
Purchases of other assets	-	(213,063)

Net cash used in investing activities	(47,208)	(2,030,159)

Cash flows from financing activities
Proceeds from convertible notes payable	3,535,000	-
Debt issuance costs	(447,648)	-
Proceeds from issuance of common stock under equity incentive plan	10	19

Net cash provided by financing activities	3,087,362	19

Net decrease in cash	(591,943)	(3,444,632)

Cash, beginning of year	892,544	6,269,737

Cash, end of period	$300,601	$2,825,105

Supplemental disclosure of non-cash financing activities

Payables related to capital expenditures	$2,421	$581,246

Conversion of convertible notes payable into shares	$350,000	$-

See accompanying notes to condensed consolidated financial statements

1.	Nature of business and summary of significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements of Crumbs Bake Shop, Inc. (“CBS”), formerly known as 57th Street General Acquisition Corp., and Crumbs Holdings LLC and its wholly-owned subsidiaries (CBS and Crumbs Holdings LLC and its wholly-owned subsidiaries are collectively referred to herein as “Crumbs”) as of March 31, 2014 and December 31, 2013 have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, “Interim Reporting,” and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes that may be required for annual financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim financial information. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for any future interim period or the year ending December 31, 2014. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2013. As used in these notes, the term “Holdings” refers to Crumbs Holdings LLC and, unless the context requires otherwise, its wholly-owned subsidiaries.

Going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business and the continuation of Crumbs as a going concern. Crumbs’ net loss attributable to stockholders was approximately $3.8 million for the threemonths ended March 31, 2014 and approximately $15.3 million and $7.7 million for the years ended December 31, 2013 and 2012, respectively. Crumbs’ operating activities used cash of approximately $3.6 million during the threemonths ended March 31, 2014 and $7.6 million and $4.1 million during the years ended December 31, 2013 and 2012, respectively.

Management expects that Crumbs’ operating expenses will continue to consume a significant portion of its cash resources and that Crumbs will not be able to generate gross profits in amounts necessary to offset or exceed such expenses for the foreseeable future. Accordingly, management anticipates that Crumbs will continue to record net losses in future periods. Management is evaluating the steps that it may be able to take to reduce Crumbs’ operating expenses and increase gross profits, but management cannot predict if or when Crumbs will be achieve net income.

At March 31, 2014, Crumbs had a working capital deficit of approximately $1.9 million and an accumulated deficit of $28.8 million. On April 1, 2014, Crumbs received approximately $1.5 million by selling senior secured convertible Tranche Notes (see Note 4). Crumbs will require additional funds to meet its working capital needs, execute its business strategy and further develop its business.

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

These factors raise substantial doubt as to Crumbs’ ability to continue as a going concern. In the event that Crumbs’ operations do not generate sufficient cash flows to fund operations and/or Crumbs is unable to obtain additional funds on a timely basis, Crumbs may be forced to curtail or cease its activities, which would likely result in the loss to investors of all or a substantial portion of their investment and uncertainty as to the payment of its obligations. The accompanying condensed consolidated financial statements do not include any adjustments necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

Upon consummation of the Merger, the Members of Holdings received consideration in the form of newly issued securities and approximately $22,086,000 in cash. The securities consisted of (i) 4,541,394 New Crumbs Class B Exchangeable Units (“Class B Units”) issued by Holdings (the aggregate of which were exchangeable for 4,541,394 shares of CBS common stock, and 2,201,394 of which have been exchanged to date for shares of CBS common stock), and (ii) 454,139.4 shares of Series A Voting Preferred Stock (“Series A Preferred Stock”) issued by CBS (each such share entitling its holder the right to cast 10 votes per share in all matters for which the holders of common stock are entitled to vote, and 220,139.4 of which have been surrendered and redeemed by CBS in connection with the above-mentioned exchange of 2,201,394 Class B Units for the 2,201,394 shares of common stock). CBS also reserved an additional 4,400,000 shares of its common stock for issuance in exchange for up to 4,400,000 Class B Units which may be earned by the Members if certain financial or stock price targets are met (the “Contingency Consideration”) as follows:

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

Nature of business

Crumbs engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods as well as hot and cold beverages. Crumbs offers these products through its stores, e-commerce division, catering services and wholesale distribution business. Crumbs has entered into licensing agreements with several third parties using the Crumbs brand name on a variety of products.

1.	Nature of business and summary of significant accounting policies (continued)

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of CBS and Holdings. Intercompany transactions and balances have been eliminated in consolidation.

Restricted certificates of deposit

As of March 31, 2014 and December 31, 2013, Crumbs had $630,000 and $673,000, respectively, of cash restricted from withdrawal and held by banks as certificates of deposit securing letters of credit (see Note 9) and a corporate bank credit card arrangement. The letters of credit are required as security deposits for certain of Crumbs’ non-cancellable store operating leases.

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

CBS entered into a tax receivable agreement with Holdings that will provide for the payment by CBS to the Members of up to 75% of the amount of the tax benefits, if any, that CBS is deemed to realize as a result of (i) the existing tax basis in the assets of Holdings on the date of the Merger, (ii) these increases in tax basis and (iii) certain other tax benefits related to Crumbs entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of CBS and not of Holdings. On November 14, 2011, Julian Geiger became a party to the tax receivable agreement as part of the Geiger Employment Agreement. For purposes of the tax receivable agreement, the benefit deemed realized by CBS will be computed by comparing the actual income tax liability of CBS (calculated with certain assumptions) to the amount of such taxes that CBS would have been required to pay had there been no increase to the tax basis of the assets of Holdings as a result of the purchase or exchanges, had there been no tax benefit from the tax basis in the intangible assets of Holdings on the date of the Merger and had CBS not entered into the tax receivable agreement. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless CBS exercises its right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement or CBS breaches any of its material obligations under the tax receivable agreement, in which case all obligations will generally be accelerated and due as if CBS had exercised its right to terminate the agreement.

1.	Nature of business and summary of significant accounting policies (continued)

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

Fair Value - valuation techniques and inputs

Warrant liability: Crumbs determined the fair value of the warrant liability using the quoted market prices for the warrants. On reporting dates where there are no active trades, Crumbs uses the last reported closing sales price of the warrants to determine the fair value (Level 2). There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2014 and for the year ended December 31, 2013.

Licensing royalties

Licensing royalty revenue is recognized as the greater of revenue earned or the contractual minimum level, calculated on a monthly straight line basis, over the term of the related contract.

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

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2013 to conform with the 2014 presentation. Such reclassifications have no effect on previously reported net loss.

2.	Inventories

Inventories are valued at the lower of cost or market, with cost being determined using the average cost method. At March 31, 2014 and December 31, 2013, inventories were comprised of the following:

	March 31, 2014	December 31, 2013
Packaging inventory	$177,299	$214,112
E-Comemerce packaging inventory	82,772	92,740
Beverage supply inventory	87,189	96,486
Store supplies and merchandise inventory	15,457	15,227
Total:	$362,717	$418,565

Packaging and e-commerce packaging inventories consist of labels, boxes, bags and styrofoam coolers for packaging and shipping baked goods. Beverage supply inventory consists of coffee, tea, flavored syrups and bottled soft drinks. Store supplies and merchandise inventory consists of paper goods, packaging, decorating materials, other miscellaneous supplies purchased in bulk and consumed in daily operations and logoed hats, tee shirts, bandanas and aprons used primarily as employee uniforms.

3.	Intangible assets

At March 31, 2014, intangible assets were comprised of the following:

Intangibles subject to amortization:

	Cost	Accumulated Amortization	Net
Internally Developed Software	$507,941	$(8,612)	$499,329
Branding Costs	355,959	(355,089)	870
Website Design	286,466	(245,125)	41,341

	$1,150,366	$(608,826)	$541,540

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$327,392

At December 31, 2013, intangible assets were comprised of the following:

Intangibles subject to amortization:

	Cost	Accumulated Amortization	Net
Internally Developed Software	$485,770	$0	$485,770
Branding Costs	355,959	(354,032)	1,927
Website Design	286,466	(235,181)	51,285

	$1,128,195	$(589,213)	$538,982

3. Intangible assets (continued)

Intangibles not subject to amortization:

Cost
Trademark costs, including initial registration	$307,310

Amortization expense of approximately $20,000 and $32,000 for the three months ended March 31, 2014 and 2013, respectively, was related to intangible assets.

Estimated amortization expense related to intangible assets for the succeeding five years, including the remainder of 2014, is:

December 31	Amount
2014	85,000
2015	109,000
2016	106,000
2017	106,000
2018	102,000

4.	Debt arrangements

Unsecured Convertible Notes Payable

On May 10, 2013 and June 11, 2013, CBS completed the sale of $7.0 million and $3.0 million, respectively, in aggregate principal amount of its senior unsecured convertible promissory notes (the “Unsecured Notes”) due May 10, 2018 and June 11, 2018, respectively in a private offering to certain accredited investors.

The Unsecured Notes bear interest at an annual rate of 6.5% (18.0% per annum if there is an event of default under the Unsecured Notes) that is payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Interest expense related to the Unsecured Notes was approximately $165,000 for the three months ended March 31, 2014. The interest due in the first quarter of 2014 was paid using 104,842 shares of CBS common stock.

On their maturity dates or upon their earlier acceleration as described below, the Unsecured Notes will be convertible into shares of CBS common stock based on a conversion price of $1.55 per share. CBS may determine to convert accrued interest into CBS common stock by issuing that number of shares of common stock equal to the amount of interest to be paid divided by the conversion price, provided that there has been no failure of any of the conditions to such conversion set forth in the Unsecured Notes (an “Equity Conditions Failure”) on any day during the period commencing 20 trading days immediately prior to such date of determination unless waived by a holder of an Unsecured Note. Otherwise, CBS will be required to make interest payments in cash.

Fractional shares that would otherwise be issuable upon the conversion of an Unsecured Note or the payment of interest in shares will be rounded up to the next whole share in the case of a conversion and rounded to the nearest whole share in the case of an interest payment in shares.

All of the conversion rights discussed above are subject to ownership limitations set forth in the Unsecured Notes, which prohibit any holder from receiving shares under the Unsecured Notes, by way of conversion, the payment of interest in shares or otherwise, in an amount that would cause that holder to beneficially own more than 9.99% of the outstanding shares of common stock after giving effect to the issuance (the “Unsecured Note Ownership Limitation”).

In February 2014, one of the holders of the Unsecured Notes elected to convert $350,000 of its Unsecured Note into 225,806 shares of CBS common stock.

4 . Debt arrangements (continued)

Prepayment and acceleration of maturity

At any time after the first anniversary of the date on which an Unsecured Note was issued and provided that no Equity Conditions Failure exists, but no more often than once during any 30-day period, CBS may prepay the unpaid principal balance and accrued interest and late charges (collectively, the “Unsecured Conversion Amount”) then remaining under the Unsecured Note, in whole or in part, subject to a 25% prepayment premium. If, however, the amount that CBS elects to prepay exceeds the amount that the holder could convert after taking into account the Unsecured Note Ownership Limitation, then the amount of the prepayment will be limited to such lesser amount. CBS’ election to prepay a Note will be cancelled if, unless waived by a holder, an Equity Conditions Failure occurs at any time prior to the date set for prepayment.

The Unsecured Notes permit their holders to accelerate CBS’ repayment obligations if there is a change in control (as defined in the Unsecured Notes) of CBS at any time before the maturity dates of the Unsecured Notes. If a change in control occurs on or before the third anniversary of a Note’s issuance date, CBS would be obligated to pay a cash premium on the unpaid principal balance to the holder of that Unsecured Note equal to 15.0% if the change in control occurs on or before the first anniversary of the issuance date, 10.0% if the change in control occurs between the first and second anniversaries of the issuance date, and 5.0% if the change in control occurs between the second and third anniversaries of the issuance date. Each Unsecured Note contains events of default that are customary for this type of instrument. Upon an event of default and regardless of whether such event of default has been cured, the holder will have the right to accelerate all or a portion of the outstanding balance due under its Unsecured Note and may also be entitled to exercise those rights available to an unsecured creditor of CBS.

Mandatory Conversion

CBS has the right to require the holder of an Unsecured Note to convert the Unsecured Conversion Amount remaining under the Unsecured Note if, at any time after the first anniversary of the issuance date, (i) the dollar volume-weighted average price for the common stock on the principal market on which the common stock is then listed or traded exceeds 200% of the Unsecured Conversion Price for 30 consecutive trading days, and (ii) no equity conditions failure then exists, although CBS is entitled to effect only one mandatory conversion during any 20 consecutive trading days. Shares delivered in connection with a mandatory conversion must be accompanied by a payment in cash equal to the amount of any accrued and unpaid interest with respect to the amount being converted, plus all accrued and unpaid late charges with respect to such amount.

Debt Issuance Costs

Debt issuance costs associated with the sale of the Unsecured Notes amounted to approximately $939,000. These costs are being amortized rateably over the period ending with the maturity of the Unsecured Notes issued in the second closing. Amortization expense was approximately $47,000 for the three months ended March 31, 2014.

Secured Convertible Notes Payable

On January 20, 2014, CBS and Crumbs Holdings LLC entered into a Senior Secured Loan and Security Agreement (the “Loan Agreement”) with Fischer Enterprises, L.L.C. (the “Lender”) whereby the Lender agreed to make a term loan to CBS in the original principal amount of $5.0 million (the “Loan”). The Loan consists of two tranches. The first tranche, in the original principal amount of $3.5 million, funded on January 21, 2014, and the second tranche, in the original principal amount of $1.5 million, funded on April 1, 2014. Each tranche is evidenced by a senior secured convertible Tranche Note (each, a “Secured Note” and, collectively, the “Secured Notes”). Unless sooner paid, each of the Secured Notes has a maturity date of July 1, 2016. The Loan Agreement required CBS and Crumbs Holdings LLC, at the time each tranche was funded, to pay the Lender a lending fee equal to 1.0% of the tranche amount, which was added to the principal balance of the Secured Note for that tranche.

The Secured Notes are senior to all other indebtedness of Crumbs and are secured by all assets of Crumbs, including equity in all its subsidiaries.

Interest on the unpaid principal balance of the Secured Notes accrues at the rate of 7.0% per annum and is payable quarterly in arrears on each January 1, April 1, July 1 and October 1. Quarterly interest will be paid either in cash or by increasing the principal amount then outstanding by the amount of interest due for such quarter. Interest expense related to the Secured Note issued on January 21, 2014 was approximately $48,115 for the three months ended March 31, 2014. The interest was paid by adding it to the principal amount due under such Secured Note.

4. Debt arrangements (continued)

Secured Convertible Notes Payable (continued)

The Secured Notes are convertible into shares of CBS common stock at any time by the holders thereof at an initial conversion price of $.66 per share; provided, however, that, until March 31, 2016 and subject to certain limited exceptions such as acceleration on an event of default or a change of control (as defined in the Loan Agreement), the Loan Agreement prohibits the Lender from converting the Secured Notes in an amount that would cause the Lender to beneficially own more than 34.99% of the number of shares of CBS common stock then outstanding; and provided further that the Loan Agreement prohibits any holder of a Secured Note from converting its Secured Note in an amount that would cause such holder to beneficially own more than 19.9% of the issued and outsanding shares of CBS common stock after giving effect to the conversion unless and until the stockholders of CBS approve such conversion. Fractional shares that would otherwise be issuable upon the conversion of a Secured Note will be rounded up to the next whole share.

The Loan Agreement requires CBS to submit the Loan to its stockholders for approval at the annual meeting of stockholders to be held in June 2014. If, despite CBS’ reasonable efforts, such approval is not obtained, then the Loan Agreement requires CBS to call and hold a meeting of stockholders each quarter until the Loan is approved.

Prepayment and acceleration of maturity

CBS and Crumbs Holdings LLC may prepay the Secured Notes, in whole or in part, at any time if the holders thereof do not elect to convert them after receiving at least 30 days’ prior written notice of the intent to prepay.

In the event that CBS and/or Crumbs Holdings LLC receive proceeds from any sale of the collateral for the Secured Notes, they will be required to apply 100% of the proceeds from such sale to the prepayment of the Secured Notes, net of any costs and expenses incurred in connection with the sale. If CBS and/or Crumbs Holdings LLC receive any proceeds of insurance, any condemnation award or other compensation in respect of any loss or damage to, or any condemnation or other taking of, property, then they will be required to apply 100% of such proceeds, award or compensation to the prepayment of the Secured Notes, unless CBS or Crumbs Holdings LLC is required by any real property or equipment lease to use such amounts to repair or restore the property.

The Loan Agreement contains events of default that are customary for this type of financing transaction. Following the occurrence of an event of default that has not been cured, the holders of the Secured Notes will have the right to accelerate all payment obligations thereunder and will be entitled to exercise those rights available to a secured creditor of CBS and Crumbs Holdings LLC.

Debt Issuance Costs

Debt issuance costs associated with the sale of the Secured Note issued on January 20, 2014 amounted to approximately $448,000. These costs are being, and the issuance costs assocated with the sale of the Secured Note issued on April 1, 2014 will be, amortized rateably over the period ending with the maturity of the Secured Notes. Amortization expense was approximately $22,000 for the three months ended March 31, 2014.

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

CBS reviewed its deferred tax asset net of payable to related parties pursuant to tax receivable agreement and determined that a full valuation allowance was appropriate.

6.	Commitments

In July 2012, CBS entered into an agreement with Starbucks Corporation (“Starbucks”) to bring the full complement of Starbucks® brewed coffees, teas and espresso-based drinks to all of Crumbs’ retail stores, except the Newark Liberty International Airport location (the “Starbucks Agreement”).  CBS agreed to purchase Starbucks coffee, Fontana sauces and syrups, and Tazo teas and paper products directly from Starbucks to satisfy all of its brewed coffee and espresso beverage requirements in its retail stores. Under the Starbucks Agreement, CBS had agreed to purchase a minimum amount of coffee products from Starbucks through August 2015.   In October 2013, CBS and Starbucks mutually agreed to discontinue the Starbucks Agreement.  CBS has sold the remaining inventory of Starbucks products in the stores. In addition, CBS agreed to purchase from Starbucks, for approximately $75,000, the Starbucks brewing equipment located in its stores, which was loaned to CBS at the time the parties entered into the Starbucks Agreement.

In January 2013, Holdings entered into a consulting agreement with GCD Consultants (“GCD”), which replaced and superseded the original consulting agreement dated January 2012, whereby GCD was engaged to provide the following services: (i) strategic planning for the placement of retail stores at sites within markets designated by Holdings; (ii) identification of retail store sites within enclosed shopping centers, life-style centers and street retail districts; (iii) acting as Holdings’ representative to real estate landlords; (iv) assistance with the negotiation of business terms and conditions for real estate leases; and (v) consultation with Holdings’ legal counsel in lease negotiations for retail stores (the “Consulting Agreement”). The Consulting Agreement requires Holdings to make annual guaranteed payments to GCD in the aggregate amount of $420,000, payable in equal monthly installments through December 31, 2015. Per the terms of the Consulting Agreement, Holdings paid $345,000 for the year ended December 31, 2013. Holdings elected to terminate the Consulting Agreement effective October 30, 2013. Based on the number of retail stores committed to in 2013, $20,000 has been paid since December 31, 2013, with an additional $50,000 still payable to GCD at March 31, 2014.

7.	Major suppliers

During the three months ended March 31, 2014 and 2013, respectively, Crumbs purchased 100% of its baked goods from five independent commercial bakeries, located in New York City, Los Angeles, Boston, Northern Virginia and Chicago, who supplied the stores in their surrounding areas. To mitigate the risks associated with these arrangements, Crumbs purchased Business Income from Dependent Properties insurance coverage. Should the suppliers experience a loss of or damage to their facilities due to a covered peril, insurance will cover up to $10,000,000 of Crumbs’ losses related thereto, subject to applicable deductibles and waiting periods.

8.	Fair value measurements

Crumbs complies with FASB ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following tables present information about Crumbs’ liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques Crumbs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

8.	Fair value measurements (continued)

Fair values determined by Level 3 inputs are unobservable data points for the liability, and includes situations where there is little, if any, market activity for the liability:

Description	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$272,815

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Warrant liability			$327,378

9.	Letters of credit

In lieu of security deposits required pursuant to the terms of several operating leases, Holdings has chosen to obtain letters of credit issued by two financial institutions, when such substitution is allowed by the landlords. As of March 31, 2014 and December 31, 2013, issued and unused letters of credit totaled $571,763 and $591,825, respectively. In May 2011, Holdings entered into a loan agreement in connection with the letters of credit issued by one of the institutions in the form of a $500,000 revolving line of credit, with a variable rate based on the Wall Street Journal Prime Rate. Prior to entering into this agreement, the letters of credit were guaranteed by a Member. Letters of credit amounting to $473,763 and $493,825 were reserved under this line of credit as of March 31, 2014 and December 31, 2013, respectively. The line of credit is secured by a certificate of deposit, and no amounts were outstanding on the line of credit at March 31, 2014 and December 31, 2013. Letters of credit in the amount of $98,000 issued by a second financial institution are also secured by certificates of deposit.

The certificates of deposit used to secure the letters of credit are recorded as restricted certificates of deposit in the balance sheet (see “Restricted certificates of deposit,” Note 1).

10.	Net loss per common share

Crumbs complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of CBS common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted net income (loss) per share is derived by dividing net income (loss) attributable to CBS common stockholders by the weighted average number of common shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the net income (loss) per share during loss periods. For the three months ended March 31, 2014, warrants to purchase 5,456,300 shares of common stock and Class B Units exchangeable for 2,340,000 shares of common stock were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive. In addition, for the three months ended March 31, 2014 and 2013, 401,600 shares and 405,000 shares, respectively, of unvested restricted common stock (see Note 11) were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive.

11.	Restricted stock

CBS maintains an equity incentive plan (the “Plan”) for Crumbs’ directors, officers and employees that provides for the issuance of up to 1,038,295 shares of CBS’ common stock pursuant to awards, which may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, stock bonus awards, and performance compensation awards. As originally adopted, the Plan reserved 338,295 shares of common stock for issuance pursuant to awards, which CBS registered with the Securities and Exchange Commission (the “SEC”) on January 31, 2012. At the Annual Meeting of Stockholders of CBS in 2012, the stockholders approved an amendment to the Plan to increase by 700,000 the number of shares of common stock that are available for issuance, which CBS registered with the SEC on November 9, 2012. During the three-months ended March 31, 2014 and 2013, CBS granted 100,000 and 136,500 shares of restricted common stock, respectively, to eligible employees and 0 and 52,000 shares of restricted common stock, respectively, to members of the Board of Directors. In the three-months ended March 31, 2014 and 2013, there were 176,700 and 2,500 shares of restricted common stock, respectively, forfeited due to the termination of the holders’ service with Crumbs before completion of applicable vesting periods. As of March 31, 2014, the total fair market value of the stock awards outstanding was approximately $882,000 based on a weighted average grant date fair value of $2.20 per share. The shares are subject to cliff vesting schedules which vary between one and three years.

As of March 31, 2014, there were 528,728 shares of common stock that remained available for future issuance under the Plan. Awards that expire or are canceled generally become available for grant again under the Plan. CBS utilizes newly issued shares of common stock that have been reserved pursuant to the Plan to make restricted stock grants.

The following is a summary of restricted stock activity for the three months ended March 31, 2014:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Grant Date Fair Value	Average Remaining Term (in years)
Outstanding at December 31, 2013	522,995	407,300	$2.06	1.46
Authorized	-	-	$-
Granted	(106,667)	106,667	$0.70
Forfeited	112,400	(112,400)	$3.03
Outstanding at March 31, 2014	528,728	401,567	$2.20	1.06
Vested at March 31, 2014		108,000	$3.18

Total stock-based compensation (net of forfietures) related to the Plan was approximately $(61,000) and $141,000 for the three months ended March 31, 2014 and 2013, respectively. For the three-months ended March 31, 2014 and 2013, stock-based compensation expense (net of forfeitures) related to employees under the Plan was approximately $(77,000) and $66,000, respectively. For the three months ended March 31, 2014 and 2013, stock-based compensation expense related to members of the Board of Directors was approximately $16,000 and $75,000, respectively. Stock-based compensation expense related to employees is included in staff expenses in the condensed consolidated statements of operations, and stock-based compensation expense related to members of the Board of Directors is included in general and administrative expenses in the condensed consolidated statements of operations.

Total stock-based compensation expense not yet recognized of approximately $345,000 as of March 31, 2014 had a weighted average period of approximately one year over which the compensation expense is expected to be recognized. Compensation expense is amortized on a straight-line basis over the vesting period. Shares subject to outstanding restricted stock grants are included in the numbers of issued and outstanding common shares reported in the condensed consolidated balance sheets.

12.	Subsequent events

Store closings

Since March 31, 2014, seven additional underperforming stores have been closed including one store in New York, two stores in California, two stores in New Hampshire, one store in Illinois and one store in Pennsylvania. Fixed assets and capitalized lease costs associated with these stores are included in the Statement of Operations as Loss on impairment of assets during the three months eneded March 31,2014.

Employment agreement

On April 1, 2014, the Company and Edward M. Slezak entered into an employment agreement (the “Employment Agreement”) governing the terms and conditions of his employment as the Company’s Chief Executive Officer and General Counsel. Pursuant to the Employment Agreement, Mr. Slezak is entitled to receive an annual base salary of $300,000; is eligible, dependent upon Company financial performance, to receive an annual target bonus of $300,000; is eligible to participate in the Company’s equity compensation plans upon terms to be determined prior to each grant by the Compensation Committee of Crumbs’ Board of Directors; and is entitled to participate in the various employee benefit plans customarily made available to Company’s officers. The Employment Agreement provides that Mr. Slezak will be entitled to receive cash severance in the event of a Change in Control, by him for Good Reason, or by Crumbs without Cause (as defined in the Employment Agreement). Mr. Slezak’s term of employment is one year, but will automatically renew for successive one-year terms unless a party provides the other party with at least 60 days’ written notice prior to the expiration of the then-current term, that Mr. Slezak’s employment agreement will not be renewed.

Note Proceeds

On April 1, 2014, Crumbs received approximately $1.5 million by selling an additional Senior Note (see Note 4).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis includes a review of significant factors that affected the consolidated financial condition and results of operations of Crumbs for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2013.

CBS is a Delaware corporation that was organized as a blank check company in October 2009 under the name 57th Street General Acquisition Corp. for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets. On January 9, 2011, CBS, 57th Street Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of 57th Street (“Merger Sub”), Holdings, the members of Holdings immediately prior to the consummation of the Merger (individually, a “Member” or, collectively, the “Members”) and the representatives of the Members and Holdings, entered into a Business Combination Agreement, amended on each of February 18, 2011, March 17, 2011 and April 7, 2011, pursuant to which Merger Sub merged with and into Holdings with Holdings surviving the Merger as a non-wholly owned subsidiary of 57th Street (the “Merger”). Following the Merger, in October 2011, CBS changed its name to Crumbs Bake Shop, Inc. to reflect the nature of its business more accurately.

CBS, through its consolidated subsidiary, Holdings, a Delaware limited liability company, engages in the business of selling a wide variety of cupcakes, cakes, cookies and other baked goods under the trade name “Crumbs Bake Shop” as well as hot and cold beverages. Cupcake sales have historically comprised the majority of Crumbs’ business. Crumbs believes its baked goods appeal to a wide demographic of customers who span a broad range of socio-economic classes. Crumbs operates in commercial and residential sections of urban and suburban markets. Recently, Crumbs has expanded into key super-regional shopping malls in the New Hampshire to Virginia corridor and in Chicago, Illinois.

As of March 31, 2014, there were 65 Crumbs Bake Shop stores operating in 12 states and Washington, D.C., including 17 stores in Manhattan, New York. As of the date of this filing, the Company operates 58 stores. Crumbs’ sales are substantially conducted through its retail stores. A small percentage of baked goods sales are from Crumbs’ wholesale distribution business, catering services and e-commerce division at http://www.crumbs.com which ships cupcakes nationwide.

Recent Initiatives and Developments

In an effort to maximize overall profitability and stockholder value, management continuously evaluates store performance and the effectiveness of and outlook for Crumbs’ strategies. Management seeks to formulate and implement changes that it believes will correct weaknesses in store operations that could be causing declining sales results. Monthly operating performance at a number of Crumbs’ stores has continued to decline through March 31, 2014. Management has initiated the process of closing underperforming stores. To date, 23 such stores have been closed. Management believes that the future success of Crumbs is dependent, in part, on a shift in strategy from company owned stores to a franchising model as well as continuing to expand its licensing business.

Results of Operations and Known Trends

Crumbs’ results of operations as a percentage of net sales and period-over-period variances are discussed in the following sections.

Net Loss

For the three months ended March 31, 2014, Crumbs recorded a net loss attributable to common stockholders of $(4.5) million, or basic and diluted net loss per common share of $(.33) compared to net loss attributable to common stockholders of $(2.4) million, or basic and diluted net loss per common share of $(.17) for the three months ended March 31, 2013.

Product Sales

On January 1, 2014, there were 42 stores in the same store sales base, with four additional stores entering the base and five stores closing during the three months ended March 31, 2014. Same store sales represent the change in sales for stores after their 15th full calendar month of operation. Closed stores are removed from the same store sales base after the last full month of operation. Net sales for the three months ended March 31, 2014 were $9.1 million, representing a decrease of 24.8% when compared to $12.1 million for the three months ended March 31, 2013. The change in net sales was primarily attributable to $1.9 million decrease in same store sales for 46 stores in the same store sales base, including partial periods and approximately $1.6 million decrease in sales from closed stores. The decrease was offset by approximately $0.6 million of additional net sales from new stores opened between October 26, 2012 and March 31, 2014. Stores that are too close together may compete within a common trading area, and, as a result, a new store that is not appropriately located may have the effect of decreasing same store sales at a pre-existing store. In similar fashion, management’s decision to close an underperforming store is based on its belief that the closure will improve performance of the remaining stores within the immediate trading area. Although management attempts to position new stores so that their impact on existing stores will be minimized, it is very difficult to predict customers’ shopping patterns. As such, management’s decisions in this regard are based on various assumptions and judgments that may prove to be inaccurate and/or may be impacted by known or unknown risks and uncertainties.

Net sales from Crumbs’ catering services, e-commerce division and wholesale distribution business for the three months ended March 31, 2014 were $0.5 million, an increase of 8.1% in the amount for the three months ended March 31, 2013.

During the three months ended March 31, 2014, cupcakes represented 78.4% of net sales compared to 77.4% for the same period in 2013. Sales of candy and other baked goods (i.e., cakes, cookies, brownies, muffins and assorted pastries) for the three months ended March 31, 2014 represented 10.5% of net sales compared to 9.3% for the three months ended March 31, 2013. The stores also sell beverages, including drip coffees, espresso-based drinks, whole-leaf teas and hot chocolate. During the three months ended March 31, 2014, beverages represented 9.4% of Crumbs’ net sales compared to 10.2% for the three months ended March 31, 2013.

Cost of Sales

Cost of sales is primarily comprised of products purchased for resale. Baked goods are delivered to stores daily by independent commercial bakeries. In each major market, Crumbs contracts with a commercial bakery to supply proprietary products to stores on an exclusive basis. As of March 31, 2014, Crumbs had a relationship with one commercial bakery in each of New York City, Los Angeles, Baltimore, Chicago and Boston. Beverage materials and packaging are purchased from both national and local suppliers. The e-commerce division utilizes a third party in Chicago for both shipping and handling.

Cost of sales for the three months ended March 31, 2014 was $4.1 million representing a decrease of 24.5% compared to $5.4 million for the three months ended March 31, 2013. The decrease was primarily attributable to decreased store sales volume for the three months ended March 31, 2014. Cost of sales, as a percentage of net sales, was 44.5% for the three months ended March 31, 2014 compared to 44.3% for the three months ended March 31, 2013. The increase is primarily attributable to increased paper and packaging costs and customer sales discounts from promotional pricing related to certain products.

Operating Expenses

Selling expenses include merchant account fees, fees paid to a licensing consultant, promotional displays, advertising, kosher certification, creative production and product promotional giveaways.

Selling expenses for the three months ended March 31, 2014 were $0.4 million, a decrease of 32.8% compared to $0.6 million for the three months ended March 31, 2013. The decrease was due to reduction of advertising expenses and merchant account fees, offset by amounts related to the licensing initiatives. Selling expenses, as a percentage of net sales, were 4.2% for the three months ended March 31, 2014 compared to 4.7% for the three months ended March 31, 2013.

Staff expenses include salaries and wages for both store employees and corporate positions, stock compensation expense, employment taxes, medical insurance and workers compensation insurance.

Staff expenses for the three months ended March 31, 2014 were $3.4 million, a decrease of 12.2% when compared to $3.8 million for the three months ended March 31, 2013. Staff expenses, as a percentage of net sales, were 37.0% for the three months ended March 31, 2014 compared to 31.7% for the three months ended March 31, 2013. The decreases in staff expenses was primarily attributable to the reduction of personnel in corporate and existing stores, offset by a $0.4 million increase in store staff expenses in new stores. Staff expenses were reduced in an effort to maintain labor cost as a percent of sales in stores experiencing a decrease in sales. Crumbs added four corporate staff positions which increased staff expenses by approximately $0.1 million during the three months ended March 31, 2014. The increase was offset by a $0.2 million decrease in staff expenses during the three months ended March 31, 2014 due to the elimination of 13 corporate staff positions. In addition, Crumbs opened 14 new stores and closed 15 stores during the 12 months ended March 31, 2014.

Staff expenses of $2.3 million were attributable to store staff for the three months ended March 31, 2014, a decrease of 13.0% compared to $2.6 million for the three months ended March 31, 2013. Store staff expenses as a percentage of net sales for the three months ended March 31, 2014 were 26.4% compared to 22.7% for the three months ended March 31, 2013.

Occupancy expenses are primarily attributable to the Company’s stores and corporate office leases. Generally, these leases have initial terms of between 10 and 15 years, and many contain renewal options. Most leases include rent escalation clauses and some leases include contingent rent provisions, tenant improvement allowances and rent holidays. For scheduled rent escalation clauses during lease terms or for rent payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases. This accounting treatment results in a non-cash occupancy expense in the early years of a lease that reverses in the later years of the lease. Expenses related to the leases, such as real estate taxes, common area maintenance fees, insurance and marketing funds, are also included in occupancy expenses, as well as expenses related to utilities, cleaning, licenses, maintenance, property and liability insurance associated with the leased locations. Lease expenses incurred from the date of possession to the date a store opens are included in new store expenses, while lease expenses incurred after a store opens are included in occupancy expenses.

Occupancy expenses for the three months ended March 31, 2014 were $3.1 million, an increase of 5.0% compared to $2.9 million for the three months ended March 31, 2013. Occupancy expenses, as a percentage of net sales, were 34.2% for the three months ended March 31, 2014 compared to 24.3% for the three months ended March 31, 2013. Occupancy expense increases were primarily attributable to lease-related expense increases for existing stores.

General and administrative expenses primarily include corporate expenses, such as public company operating expenses, director stock compensation, office supplies, travel, professional fees, franchise and property taxes and bank service charges. Also included are store expenses for miscellaneous supplies, uniforms and quality control.

General and administrative expenses for the three months ended March 31, 2014 were $0.9 million, a decrease of 13.2% compared to $1.0 million for the three months ended March 31, 2013. General and administrative expenses, as a percentage of net sales, were 9.3% for the three months ended March 31, 2014 compared to 8.1% for the three months ended March 31, 2013. The decrease was primarily attributable to a reduction in office supplies, travel expenses, uniforms, and taxes.

New store expenses consist primarily of manager salaries, employee payroll and related training costs incurred prior to the opening of a store, straight-line rent from the possession date to the store opening date, related occupancy costs incurred prior to opening and start-up and promotion costs associated with new store openings.

There were no new store expenses for the three months ended March 31, 2014 as compared to $0.1 million for the three months ended March 31, 2013. New store expenses as a percentage of net sales for the three months ended March 31, 2013 were 1.0%.

Depreciation and amortization expenses for the three months ended March 31, 2014 were $0.7 million representing an increase of 18.9% compared to $0.6 million for the three months ended March 31, 2013. Depreciation and amortization expenses as a percentage of net sales for the three months ended March 31, 2014 were 7.3% compared to 4.6% for the three months ended March 31, 2013. Depreciation and amortization expenses increased primarily as a result of increases in debt issuance costs, internally developed software, and new stores opened during the 12 months ended March 31, 2014, offset by a reduction in expenses of closed stores during the three months ended March 31, 2013.

Other income (expense) for the three months ended March 31, 2014 of $0.4 million was primarily related to interest expense for the Senior Notes, abandoned projects, vendor credits, changes in the fair value of the liability associated with CBS’ outstanding common stock purchase warrants, and the fair value of CBS’ warrant liability was $0.3 million as of March 31, 2014, a decrease of $0.2 million compared to $0.5 million as of March 31, 2013. See Notes 1 and 8 to the condensed consolidated financial statements included in Item 1 of Part I of this report for further information about the warrant liability.

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

Liquidity and Capital Resources

CBS sold $10.0 million in aggregate principal amount of its Unsecured Notes at closings that occurred in May 2013 and June 2013 and contributed net proceeds of approximately $9.1 million from that sale to Holdings, and CBS and Holdings sold $5.0 million in aggregate principal amount of their Secured Notes at closings that occurred in January 2014 and April 2014.  See Note 4 to the condensed consolidated financial statements included in item 1 of Part I of this report for additional information about the Senior Notes. In addition to these cash contributions and the cash that Holdings received from CBS as part of the Merger, Holdings’ primary source of liquidity has been, and is, cash from sales of cupcakes and other baked goods and beverages. Holdings’ primary uses of cash are cost of sales, operating expenses, the cost of closing underperforming stores and capital expenditures, including expenditures associated with the construction and opening of new stores.

For the three months ended March 31, 2014, the Company utilized cash from operations of $3.6 million as a result of continued declining store sales performance, as well as timing of rent payments and payments of accounts payables and other accrued expenses. The Company also used $0.1 million of cash for the purchase of property, equipment, intangible and other assets, offset by a $43,000 reduction in restricted cash. No new store growth is expected in 2014. As of March 31, 2014 and December 31, 2013, Crumbs had current liabilities in excess of cash and other current assets

The Company expects cash on hand as of March 31, 2014 to be insufficient to fund future operating cash flow and will require additional capital. The Company is in the process of identifying potential sources of such capital and may use equity and/or debt instruments to fund its future operating cash flow or enter into a strategic arrangement with one or more third parties.

Cash Flows

The Company’s net cash used in operating activities was $3.6 million and $1.4 million, respectively, for the three months ended March 31, 2014 and 2013, respectively. The increase in operating cash outflows was primarily attributable to decreasing sales for the three months ended March 31, 2014.

Net cash used in investing activities during the three months ended March 31, 2014 was $0.1 million compared to $2.0 million during the same period in 2013. Investing cash outflows during the three months ended March 31, 2014 consisted primarily of costs related to fixed assets and internally developed software.

Net cash from financing activities during the three months ended March 31, 2014 was primarily attributable to the sale of the Secured Notes in January 2014 and was reduced by $0.5 million of debt issuance costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The Company’s critical accounting policies are identified and described in CBS’ Annual Report on Form 10-K for the year ended December 31, 2013. Management believes that there have been no material changes in our critical accounting policies since they were last disclosed.

Recent Accounting Pronouncements

Management has evaluated recent accounting pronouncements and do not believe the adoption of any recently issued accounting standards will have a material impact on our financial position or results of operations.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2014 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the three months ended March 31, 2014, there was no change in CBS’ internal control related to financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The report issued by our independent registered public accounting firm with respect to our financial statements for the year ended December 31, 2013 includes an explanatory paragraph with respect to our ability to continue as a going concern, the existence of which may adversely affect the prices for CBS’ securities and our ability to raise capital

In their report dated March 31, 2014 on our audited financial statements that were included in CBS’ Annual Report on Form 10-K for the year ended December 31, 2013, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.  We have a history of incurring losses and negative cash flows from operations, have an accumulated deficit as of March 31, 2014, and will require additional financing to fund operations beyond June 30, 2014.  The financial statements included in this Quarterly Report do not include any adjustments that might result from the uncertainty about our ability to continue in business.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, which may include obtaining additional funding from the sale of our securities.  The risk that we may not continue as a going concern may cause investors to lose confidence in the Company, which may have a material and adverse effect on the market prices of CBS’ securities.  In addition, this risk may prevent us from obtaining financing in the amounts that management believes are necessary to fund operations for the remainder of 2014 and/or on terms that are favorable to us. If we are unable to obtain the financing that we need to fund future operations, then we could be required to cease or significantly curtail our operations and investors could lose their entire investments.

We need additional capital to fund future cash flow requirements, and we may not be able to obtain such funds on acceptable terms. Raising additional funds by issuing securities or through lending or licensing arrangements may cause dilution to CBS’ existing security holders, restrict our operations or require us to relinquish proprietary rights.

Management believes that our cash flow requirements will likely consume our existing capital resources and cash from anticipated sales unless we are able to raise additional funds prior to June 30, 2014. If we are unable to secure capital in the amount necessary to fund our future cash flow requirements, then we might be unable to successfully implement our business strategies and, more significantly, we might default under certain of our contractual obligations, including, without limitation, our payment obligations under the Secured and Unsecured Notes. The risks associated with the Secured Notes and Unsecured Notes are discussed in the other risk factors below.

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

The first Crumbs Bake Shop store was opened in 2003. As of March 31, 2014, we were operating 65 stores, 14 of which had been open for less than 12 months. Accordingly, there is limited information with which to evaluate our business and prospects. As a result, forecasts of our future revenue, expenses and operating results will not be as accurate as they would be if we had a longer history of operations. In addition, we have recorded substantial operating losses and negative cash flow from operations for the three months ended March 31, 2014 and each of the fiscal years ended December 31, 2013 and 2012. As of March 31, 2014, we had an accumulated deficit of approximately $28.8 million. Management expects that we will also incur operating losses and negative cash flow from operations during the remainder of the year ending December 31, 2014. Our actual cash flow will be subject to various factors, such as market acceptance of our existing products and any new products that we develop, marketing and sales costs, our ability to control operating expenses, the extent to which we are able to successfully implement our growth and business strategies, the extent to which we are able and elect to pay interest due under the Secured and Unsecured Notes in shares of common stock rather than in cash, and the extent to which holders of the Secured and Unsecured Notes convert them into shares of common stock. None of these factors are within our control or can be predicted with any certainty. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our spending of cash, which could impede our ability to achieve our business objectives. If we are unable to generate sufficient cash flow or obtain additional capital, then we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.

CBS and Holdings have a substantial amount of senior indebtedness. The inability to repay such indebtedness would have a material adverse effect on our financial condition and ability to continue as a going concern.

As of March 31, 2014, CBS and Holdings had approximately $3.5 million of principal owing under senior secured indebtedness, evidenced by a Secured Note issued under the Loan Agreement by and among Holdings, CBS and Fischer Enterprises, L.L.C. (the “Secured Lender”), and CBS had approximately $9.7 million of principal and interest owing under its senior unsecured indebtedness, evidenced by Senior Notes. On April 1, 2014, CBS and Holdings issued a Secured Note in the principal amount of approximately $1.5 million. The Secured Notes are senior in right of payment to almost all other indebtedness of Crumbs, including the Unsecured Notes, and the Unsecured Notes are senior in right of payment to almost all other indebtedness of Crumbs other than the Secured Notes. This means that CBS and/or Holdings must make payments of the Senior Notes when due before we can satisfy our other indebtedness. CBS’ and Holdings’ obligations under the Secured Notes are secured by substantially all of our assets used in continuing operations. If we do not have sufficient capital to pay interest and/or repay principal under the Senior Notes as and when they become due, then CBS and/or Holdings would be in default under the Senior Notes, which would have a material adverse effect on our business, our ability to raise capital in the future and our ability to continue as a going concern. In addition, the terms of the Senior Notes contain various affirmative and negative covenants which could restrict the manner in which we conduct business. If CBS and/or Holdings were to default in any of such covenants or otherwise default under the Senior Notes, then the lenders could, among other actions, accelerate the maturity dates of the indebtedness and, in the case of the Secured Notes, exercise its rights to, among other things, foreclose on our assets. Our outstanding indebtedness could exacerbate or even cause any of the other risks discussed below to occur.

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

Our business could be materially and adversely affected if we are unable to achieve our sales growth strategy.

Any inability to achieve our sales growth strategy could materially and adversely affect our business, financial condition, operating results or cash flows. Our ability to expand our brand successfully will depend on a number of factors, some of which are beyond our control. We may also, from time to time, choose to alter those plans driving our growth strategies based on any one or more of the following factors:

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

Our results may fluctuate and could fall below expectations of securities analysts and investors due to various factors beyond our control, resulting in a decline in the market price of CBS’ securities.

Our quarterly and annual results have varied significantly in the past, and we believe that our operating results will continue to vary in the future. Factors such as extreme weather conditions, labor availability and wages of store management and employees, infrastructure costs, changes in consumer preferences and discretionary spending, general economic conditions, commodity, energy, insurance and other operating costs may cause our quarterly results to fluctuate.

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

As of March 31, 2014, we operated 60 of our 65 stores in the Northeast, of which 17 are located in Manhattan, New York. As a result, we are particularly susceptible to adverse trends, severe weather, competition and economic conditions in that area. In addition, given our geographic concentration, negative publicity regarding any of our stores could have a material adverse effect on our business and operations, as could other regional factors impacting the local economies in a market.

Security holders should not rely on our historical average store sales because they may not be indicative of future results.

Our average store sales may not continue at the levels of the last several years. A number of factors have historically affected, and may affect in the future, our average store sales, including:

•	introduction of new menu items;
•	initial sales performance by new stores and the impact of cannibalization;
•	weather conditions;
•	competition;
•	consumer trends;
•	our ability to execute our business strategy effectively; and
•	general regional and national economic conditions.

Changes in our average store sales or our inability to increase our average store sales could cause our operating results to vary adversely from expectations, which could adversely affect our results of operations. Changes in our average sales results may not meet the expectations of investment analysts or investors, which could cause the market price of CBS’ securities to decline.

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

We believe that our success is dependent to a significant extent on the efforts and abilities of our senior management team. On April 1, 2014, the Company entered into an Employment Agreement with the Company’s Chief Executive Officer, Edward M. Slezak (see Note 12). All members of management are currently employed on an ‘‘at-will’’ basis and may resign from employment at any time. Our inability to retain employees who are key to our success could adversely affect our future performance.

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

Holdings’ leases executed prior to 2012 generally had initial terms between 10 and 15 years. Holdings generally cannot cancel those leases so if an existing store is not profitable and Holdings decides to close a particular store, it may nonetheless be committed to perform its obligations under the applicable lease including, among other things, payment of the base rent for the remainder of the lease term. In certain instances, there may be change in control provisions in the leases which put Holdings at a competitive disadvantage when negotiating extensions or which require Holdings to obtain landlord consent for certain transactions. Holdings’ leases generally require it to pay a proportionate share of the cost of insurance, taxes, maintenance and utilities. In addition, as each of Holdings’ leases expires, it may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause Holdings to close stores in desirable locations.Locations that we believe are desirable at the time Holdings enters into a lease may become unattractive over time as demographic patterns change, and the risks regarding lease terminations discussed above may limit Holdings’ ability to relocate or close those locations.

If we were to default on one or more of our operating leases, then the applicable lessors could terminate the affected leases and we could lose possession of the affected real estate.

We lease all of the real estate on which our retail stores are located. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected real estate and any improvements thereon. This may have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected retail stores. In addition, such defaults could also constitute an event of default under the Senior Notes, which would permit the lenders to, among other things, accelerate the maturity dates of that indebtedness and, in the case of the Secured Notes, exercise its rights to, among other things, foreclose on our assets. As of May 15, 2014, approximately $1.3 million related to 19 leased properties were due and payable.

Our business is affected by changes in consumer preferences and discretionary spending.

Our success depends, in part, upon the popularity of our products and our ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from our stores or our menu items, our inability to develop new menu items that appeal to consumers, or changes in our menu that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty. Any material decline in the amount of discretionary consumer spending could have a material adverse effect on our sales, results of operations, business and financial condition.

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

Many of our competitors or potential competitors have substantially greater financial and other resources than us, which may allow them to compete more effectively than us with respect to some or all of the factors set forth in the preceding paragraph. As our competitors expand their operations, we expect competition to intensify. In addition, other new or established companies may develop baked goods stores that operate with concepts similar to ours, including the sale of gourmet cupcakes. Competition also could cause us to modify or evolve our products, designs or strategies. If we do so, we cannot assure that we will be successful in implementing the changes or that our profitability will not be negatively impacted by such changes.

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

In connection with the operation of our business, we are subject to extensive federal, state, local and foreign laws and regulations, including those related to:

•	building construction and zoning requirements;
•	nutritional content labeling and disclosure requirements;
•	management and protection of the personal data of our employees and customers;
•	environmental matters;
•	sales tax; and
•	licensing and regulation of our stores under federal, state and local laws relating to, among other things,
•	business, health, fire and safety codes.

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

CBS has no direct operations and no significant assets other than its ownership of all of the New Crumbs Class A Voting Units issued by Holdings (the “Class A Voting Units”) and the deferred tax asset discussed below. Because CBS conducts its operations through Holdings and the subsidiaries of Holdings, CBS depends in large part on those entities for dividends, loans and other payments to generate the funds necessary to meet its financial obligations, including payments under the Tax Receivable Agreement (“Tax Receivable Agreement”) entered into by and among CBS, Holdings and the Members in connection with the Merger, and CBS’ expenses as a publicly traded company, and to pay any dividends with respect to CBS’ common stock. Without the consent of the persons who hold a majority in aggregate principal amount of the Unsecured Notes, the terms of the Unsecured Notes prohibit Holdings and its subsidiaries from paying any cash dividends to CBS other than those required under the Tax Receivable Agreement and Holdings’ Third Amended and Restated LLC Agreement (the “LLC Agreement”). Under the terms of the LLC Agreement, which was also entered into in connection with the Merger, all proceeds of any securities issuance by CBS are, subject to certain exceptions, required to be contributed or otherwise provided to Holdings and, pursuant to an Exchange and Support Agreement among the Members, Holdings and CBS that was entered into in connection with the Merger, CBS is generally prohibited from engaging in activities other than serving as a publicly traded holding company owning the Class A Voting Units. In addition, CBS is generally required to reserve excess cash generated from income tax distributions from Holdings for the purpose of providing additional working capital to Holdings. Legal and contractual restrictions in agreements governing future indebtedness of Holdings and its subsidiaries, as well as the financial condition and operating requirements of Holdings and its subsidiaries, may limit CBS’ ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Holdings may not be sufficient to make distributions or loans to enable CBS to pay any dividends on its common stock or satisfy its other financial obligations. CBS’ ability to pay cash dividends to holders of common stock, or satisfy its operating expenses and/or other financial obligations, may be limited by the terms of the LLC Agreement, which generally requires distributions by Holdings to be pro rata to all its members, including CBS and the holders of Class B Units, except in the case of distributions for public company expenses.

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

Without giving effect to the shares of common stock that may be issued under the Senior Notes, the Series A Holders and CBS’ directors and executive officers beneficially own, in the aggregate, approximately 22.8% of the outstanding voting power of CBS. Such persons, if acting together, have the ability to significantly influence all matters requiring stockholder approval, including the nomination and election of directors, the determination of CBS’ corporate and management policies and the determination of the outcome of significant corporate transaction such as mergers or acquisitions and asset sales. In addition, in the event that CBS’ common stock achieves trading prices of $20 per share for 20 out of 30 consecutive trading days in 2013 and/or CBS achieves adjusted EBITDA (as defined in the Business Combination Agreement) of $17.5 million, $25.0 million, and/or $30.0 million at particular points in time during the period beginning May 6, 2011 and ending on December 31, 2015 (such period referred to as the “Earnout Period”), then certain members of Holdings will be entitled to receive additional securities that will be exchangeable for up to 4,400,000 shares of CBS’ common stock (“Contingency Consideration”). During the Earnout Period, the holders of shares of CBS’ Series A Preferred Stock (the “Series A Holders”), exclusively and as a separate class, are entitled to elect such number of directors of CBS substantially equivalent to a number of directors commensurate with the then-aggregate beneficial ownership of the Series A Holders (the “Commensurate Ownership”); provided, however, that, to the extent that the Commensurate Ownership would result in the ability of the Series A Holders to elect a fraction of a seat on the Board of Directors, the Series A Holders are permitted to “round-up” to the nearest whole-number the number of directors the Series A Holders could appoint to the Board of Directors such that the aggregate number of the directors the Series A Holders could elect would exceed the Commensurate Ownership of the Series A Holders, so long as such rounding-up would not result in the Series A Holders electing a majority of the Board of Directors. Some of our directors and executive officers are members of Holdings who may become entitled to receive such Contingency Consideration. These concentrations of voting power and ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of CBS’ common stock.

Holders of the shares of CBS’ common stock would experience substantial dilution in their investment as a result of subsequent exercises of outstanding warrants, exchanges of other outstanding securities, conversions of the Senior Notes and/or the issuance of additional shares of CBS’ common stock.

As of the date of this report, there were outstanding warrants to purchase 5,456,300 shares of CBS’ common stock, 2,340,000 outstanding Class B Units that are exchangeable for shares of CBS’ common stock on a one-for-one basis, $5.1 million in aggregate principal amount due under the Secured Notes under which up to 7,724,417 shares of common stock may be issued, and $9.5 million in aggregate principal amount of Unsecured Notes under which up to 6,112,903 shares of CBS’ common stock may be issued. Pursuant to the arrangements under which the Contingency Securities were issued, Holdings could be required to issue up to an additional 4,400,000 Class B Units. The exercise of the warrants and/or the exchange of the Class B Units would result in the issuance of a significant number of new shares of common stock. In addition, CBS could issue a significant number of shares of common stock in connection with future acquisitions or financings or pursuant to CBS’ Equity Incentive Plan. Any of these issuances would dilute CBS’ existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares.

The Units, CBS’ common stock and/or the Warrants could be delisted from the NASDAQ Capital Market if CBS fails to comply with its continued listing standards.

The Units, CBS’ common stock and the Warrants are currently listed on the NASDAQ Capital Market. There can be no assurance that CBS will be able to maintain the listing of these securities on this market.

On January 8, 2014, CBS received a letter from The NASDAQ OMX Group (“Nasdaq”) indicating that the bid price of CBS’ common stock for the last 30 consecutive days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5450(a)(1). CBS has been provided a period of 180 calendar days, or until July 6, 2014, to regain compliance. On April 9, 2014, CBS received a letter from Listing Qualifications Department of Nasdaq notifying CBS that it no longer satisfies the standards for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b). CBS has until May 24, 2014 (i.e., 45 calendar days from the date of the letter) to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b).

If Nasdaq delists any of these securities from trading on its exchange for failure to meet the continued listing standards or timely regain compliance, then CBS and its security holders could face material adverse consequences which include:

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

The terms of the Secured Notes require CBS and Holdings to provide prior notice to the lender if they or any of their subsidiaries intend to enter into a transaction that could cause a change in control (as defined in the Loan Agreement), and a failure to provide such notice in accordance with the Secured Notes would constitute an event of default thereunder. As discussed above, the terms of the Unsecured Notes require CBS to pay a cash premium on the unpaid principal balance in the event of a change in control under certain circumstances.

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

The terms of the Unsecured Notes provide that for so long as (i) Michael Serruya, any of his family members or any of his or their respective affiliates (collectively, the “Serruya Group”) (a) is a holder of an Unsecured Note and (b) beneficially owns in excess of 1.0% of CBS’ common stock, and (ii) the Serruya Group and the other persons who purchased Unsecured Notes, in the aggregate, beneficially own in excess of 5.0% of CBS’ common stock, the Nominating and Corporate Governance Committee of CBS’ Board of Directors (the “Nominating Committee”) is obligated to nominate Mr. Serruya or his designee for election to the Board at each meeting of CBS’ stockholders at which directors are to be elected and the Board is obligated to recommend to stockholders that such designee be so elected, except in the case where the designee cannot satisfy all legal and corporate governance requirements regarding service as a director or the nomination or recommendation of the designee would cause the Nominating Committee or the Board to breach a fiduciary duty. Based on its current beneficial ownership of the Company’s issued and outstanding shares of common stock, the Serruya Group has the right to designate one member to the Board. A failure by the Nominating Committee or the Board to comply with their respective nomination obligations would constitute an event of default under the Unsecured Notes.

For so long as either of the Secured Notes remains outstanding (the “Representation Period”), the Secured Lender will have the right, at any time, to: (i) appoint a representative to attend any and all meetings of CBS’ Board of Directors, and (ii) provided that the Secured Lender or its affiliates (a) is a holder of a Secured Note and (y) beneficially owns in excess of 5.0% of CBS’ common stock, designate one director candidate for appointment to CBS’ Board of Directors. Following the issuance of the Secured Note in April 2014 and throughout the Representation Period (but subject to the foregoing ownership requirements), the Secured Lender will have the right, at any time, to designate a second director candidate for appointment to CBS’ Board of Directors. The foregoing designation rights are, however, subject to the satisfaction of any applicable corporate governance standards and other legal requirements of the Nasdaq Capital Market. The Nominating Committee is required to nominate each such candidate for election to the Board of Directors at each meeting of CBS’ stockholders held during the Representation Period at which directors are to be elected commencing with the first annual meeting after which the Secured Lender has designated a candidate, and CBS’ Board is required to recommend to the stockholders that such candidate be elected at such meeting. Based on its current beneficial ownership of the Company’s issued and outstanding shares of common stock, the Secured Lender has the right to designate one member to the Board.

Accordingly, and although the power to elect directors will remain with CBS’ stockholders, these nomination obligations will reduce the number of persons that the Nominating Committee and the Board have the sole right to nominate and recommend for nomination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

So long as CBS has an effective resale registration statement on file with the Securities and Exchange Commission (the “SEC”) covering the shares that may be issued under the Unsecured Notes, CBS will have the right, subject to the Ownership Limitation (discussed below) and certain other limitations, to pay interest by issuing a number of shares of common stock equal to the interest being paid divided by $1.55. On April 1, 2014, CBS issued 103,415 shares of its common stock as payment of $160,288 in interest that had accrued and become payable under the Unsecured Notes. The Ownership Limitation prohibits any holder of an Unsecured Note from converting such Unsecured Note into shares of common stock, and prohibits CBS from issuing shares of common stock to such holder, in an amount that would cause such holder to beneficially own more than 9.99% of the number of shares of common stock then outstanding.

On February 25, 2014, CBS issued 225,806 shares of common stock upon the conversion of $300,000 in aggregate principal amount of Unsecured Notes held by Yogen Fruz Canada, Inc.. The conversion price was $1.55 per share. The Unsecured Notes entitle their holders, subject to the Ownership Limitation, to convert the Unsecured Notes into shares of CBS’ common stock at a conversion price of $1.55. Subject to the Ownership Limitation and to certain conditions set forth in the Unsecured Notes, CBS will have the right to require the conversion of the Unsecured Notes if the dollar volume-weighted average price for CBS’ common stock as reported on the Nasdaq Stock Market (or such other market as the common stock is then listed or traded) exceeds $3.10 (i.e., 200% of the conversion price) for 30 consecutive trading days.

The foregoing shares were sold and issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

CRUMBS BAKE SHOP, INC.

Date: May 15, 2014	By:	/s/ Edward M. Slezak
Edward M. Slezak
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ John D. Ireland
John D. Ireland
Senior Vice President-Finance, Chief Financial
Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Senior Secured Loan and Security Agreement, dated January 20, 2014, by and between Crumbs Holdings LLC and Crumbs Bake Shop, Inc., as borrower and Fischer Enterprises, L.L.C. as lender (incorporated by reference to Exhibit 10.1 to the Current Report of Crumbs Bake Shop, Inc. on Form 8-K, filed on January 24, 2014)

10.2	Guaranty and Security Agreement, dated January 20, 2014, by and between the Guarantors listed on Exhibit A thereto for the benefit of Fischer Enterprises, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report of Crumbs Bake Shop, Inc. on Form 8-K, filed on January 24, 2014)

31.1	Section 302 CEO Certification (filed herewith)

31.2	Section 302 CFO Certification (filed herewith)

32.1	Section 906 Certifications (furnished herewith)

101.INS	Instance Document (furnished herewith)

101.SCH	Schema Document (furnished herewith)

101.CAL	Calculation Linkbase Document (furnished herewith)

101.DEF	Definition Linkbase Document (furnished herewith)

101.LAB	Labels Linkbase Document (furnished herewith)

101.PRE	Presentation Linkbase Document (furnished herewith)

